Form 10KSB
period 1996-09-30
WEST INDIES SUGAR CORP
filed 1997-08-29
CIK 105815

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              -------------------

                                  FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1996

                           Commission File No. 1-3172

                         WEST INDIES SUGAR CORPORATION
                         -----------------------------
                 (Name of Small Business Issuer in its Charter)

Delaware                                            65-0723427
--------                                            ----------
(State or other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

200 Northeast 2nd Drive, Homestead, FL              33030
--------------------------------------              -----
( Address of Principal Executive Offices)        (Zip Code)

                                 (305) 248-4254
                                 --------------
                (Issuer's Telephone Number, including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                                      None

This Report is filed pursuant to an undertaking contained in a registration statement filed under the Securities act of 1933.

         Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days

                 Yes:                                   No:   X
                     ------                                -------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of regulation SB contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

         State Issuer's revenues for the fiscal year ended September 30, 1996:

                                    $         42,052
                                     -------------------------


         There is no active market for the Issuer's voting stock and, accordingly, no ability to calculate any value for the voting stock of non-affiliates.

         State the number of shares outstanding of each of the Issuer's classes of common stock:

           Class                                         Number of Shares
           -----                                         ----------------
 Common Stock, $1 par value                                      550,014
 (Partial Liquidation Certificates)

 Transitional Small Business Disclosure Format

                          Yes                              No    X
                             ---------                        ----------

                               TABLE OF CONTENTS

         Item                                                              Page

PART I

         1.   Description of Business                                         4

         2.   Description of Properties                                       9

         3.   Legal Proceedings                                               9

         4.   Submission of Matters to a Vote of Security Holders             9

PART II

         5.   Market for Common Equity and Related Stockholder Matters       10

         6.   Management's Discussion and Analysis or Plan of Operations     10

         7.   Financial Statements                                           11

         8.   Changes in and Disagreements with Accountants on Accounting    11
              and Financial Disclosure Matters.

PART III

         9.   Directors, Executive Officers, Promoters and Control           11
              Persons; Compliance with Section 16(a) of the
              Exchange Act

         10.  Executive Compensation                                         14

         11.  Security Ownership of Certain Beneficial Owners and            16
              Management

         12.  Certain Relationships and Related Transactions                 17

PART IV

         13.  Exhibits, List and reports on form 8-K                         17

SIGNATURES                                                                   18

FINANCIAL STATEMENTS                                                         20

EXHIBIT INDEX                                                                31

SPECIAL NOTE: This Annual Report is being filed by the within named Registrant, which has been in liquidation since 1960, in order to bring current the information contained in its filings with the Securities and Exchange Commission. The last previous filing made by the Registrant related to its fiscal year ended September 30, 1974. This report is being filed pursuant to
Section 15(d) of the Securities Exchange Act of 1934 as a result of an undertaking contained in a Registration Statement filed by the Registrant under the Securities Act of 1933. Since 1960, the Registrant has had no securities registered under any section of the Exchange Act.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         West Indies Sugar Corporation ( herein, the "Company," "West Indies" or the "Registrant") was incorporated in Delaware in 1932 as the successor to a Cuban sugar business reorganized as a result of the Great Depression. For the next several decades, West Indies operated a substantial sugar production, refining and related agricultural business in the Caribbean basin focusing primarily on Cuba, but also including substantial holdings in the Dominican Republic.

         As a producer of agricultural commodity products, the Company's business was subject, among other things, to conditions of international trade. These were characterized by wide price fluctuations and political factors affecting the Company's geographic operating areas. Beginning in the 1950s, conditions in these areas were marked by growing political instability, which was unfavorable for the Company's long-term business outlook. Partly as a result of such factors, the Company disposed of its sugar production properties in the Dominican Republic in 1956 and distributed proceeds to its stockholders in partial liquidation of its business.

         Prior to 1960, the Company conducted operations in Cuba through six wholly-owned subsidiaries, Compania Central Altagracia, S.A. ( "Altagracia"), Miranda Sugar Estates ("Miranda"), Compania Agricola Hato del Medio, S.A., Compania Oriental Agricola y de Almacenes, S.A., Canera Cruces, S.A. and Compania Agricola Maibio, S.A. The Company, through its subsidiaries, was engaged primarily in the business of growing sugar cane and producing sugar and molasses therefrom. Its refining and production facilities included four sugar mills, three of which, Central Palma, Central Santa Ana and Central Alto Cedro, were owned and operated by Altagracia and one, Central Miranda, was owned and operated by Miranda. The remaining subsidiaries concentrated on the growing and harvesting of cane and other agricultural products on owned or leased land.

         The Cuban properties owned by the Company's subsidiaries included approximately 246,000 acres composed of cane land, forests, pastures, farm land and reserve land, all located in Cuba's eastern most province of Oriente. Interspersed with these lands were towns, small settlements, loading stations, utilities (including water supply systems, roads, electric generating facilities and 300 miles of Company-owned standard gauge railroad), dairies, livestock facilities, a tree nursery, quarries, a hospital, airstrips, maintenance shops, office facilities, housing, stores and warehouses. The Company's subsidiaries also owned a full range of vehicles and other equipment necessary for operations, including 32 locomotives, 1,600 pieces of rolling stock, an airplane, and a fleet of automobiles, trucks, farm and heavy machinery.

         As part of their operations, the Company's subsidiaries also had agricultural products on hand and in the course of sale, cash on hand, accounts receivable, prepaid items and all the normal and customary attributes of an on-going business.

         The Company's business in Cuba was materially and adversely affected by developments stemming from the Cuban Revolution which culminated in the overthrow of the Battista regime and the coming to power of Fidel Castro Ruiz. Commencing in 1959 and throughout 1960, the new revolutionary government of Cuba, principally through its "National Institute of Agrarian Reform" ("INRA"), began systematically to intervene, appropriate, nationalize or otherwise expropriate the properties of the Company's Cuban subsidiaries. Officers and agents of the subsidiaries filed protests and took such other steps, including the initiation of legal action, as they believed were allowed by Cuban law against these activities.

          In July 1960, a law was promulgated by the Cuban Council of Ministers authorizing the President and the Prime Minister to order the "nationalization through expropriation by eminent domain" of the property and enterprises of United States nationals. According to the legislation, experts were to be appointed to appraise the expropriated property and payment was to be made in Cuban state bonds. The bonds were to bear interest at not less than 2% per annum and to be amortized over 30 years. Thus, on its face, the legislation recognized the obligation of the Cuban state to pay a fair price for the Company's property taken for public purposes. However, under the law, both interest and principal on the bonds were made contingent, to be payable only from a special fund derived solely from earnings resulting from future Cuban sugar sales to the United States in excess of thresholds unilaterally set by the Cuban government. To the extent interest was not earned in any year, it was deemed to be "extinguished". Consistent with a new Cuban Constitution imposed by the revolutionary government, the legislation also removed expropriation cases from the jurisdiction of the Cuban courts, thereby rendering useless the legal actions filed by the Company's subsidiaries against the taking. Finally, in August 1960, acting pursuant to the new law, the President and Prime Minister adopted a resolution which directly and explicitly ordered the nationalization by the Cuban state of the properties and rights of the Company's Cuban subsidiaries (to the extent that they had not been taken already).

         To the best of the Company's knowledge, no appraisers were ever appointed and the Cuban government never complied with its own legislation. No special payment fund was ever established, as relations between the United States and Cuba soon deteriorated to the point where virtually no commerce was carried on between the two countries. As a result, since the time of the compulsory expropriation of the Company's Cuban subsidiaries, neither the Company nor any subsidiary has received any payment, nor tender of payment, for the properties. The Company believes that the 1960 nationalization legislation, in the form enacted and to the extent implemented, amounted in substance to a sham and did not provide fair and adequate compensation for the taking. In the judgment of the Company, the payment for valuable property rights purportedly taken by eminent domain cannot be made contingent on arbitrary events controlled by the entity doing the taking. Therefore, the Company believes that its Cuban properties were confiscated in flagrant violation of settled principles of international law. As a result, it is the Company's position that neither the Cuban state nor anyone claiming through the Cuban state can have any lawful title to the properties, unless and until the Company is properly compensated for them.

         In accordance with the United States International Claims Settlement Act of 1949, the Company, in February 1966, filed with the Foreign Claims Settlement Commission (the "FCSC") established under that act a detailed claim relating to the taking of the Company's properties by the Cuban government. The purpose of this filing was to document from available records the Company's loss by means of a formal submission to a recognized tribunal, and to set a value which would be recognized by the United States government at such time as it might seek to negotiate or otherwise obtain reparations from Cuba on account of claims held by United States nationals resulting from the expropriation. Unlike some other countries, such as Canada where Cuban assets were seized and used to satisfy the claims of those countries' nationals, in general, Cuban assets in the United States were insufficient to satisfy claims of United States private citizens. The Company has never received the benefit of any of its claims being satisfied from Cuban or any other sources. In February 1971, the FCSC issued a decision ultimately certifying the value of the loss suffered by the Company at $ 84.9 million (in 1959 Dollars) and recognizing that interest of 6% should accrue on the loss from August 1960 until settlement. According to the records of the FCSC, the Company believes that its claim is the sixth largest claim of a United States national among 5,911 claims processed by the FCSC.

         Based on the FCSC award and the passage of more than 37 years since the incurrence of the loss, the Company's claim to date, including simple interest, amounts to approximately $273 million.

          Following the expropriation of the properties of its nationals in all sectors of the Cuban economy, the United States enacted legislation and implemented regulations resulting in an economic embargo of Cuba. The embargo has remained in place, with various modifications from time to time, since 1962. In the intervening years, the economic embargo has come to include broad sanctions prohibiting United States nationals from doing business with Cuba. However, since the United States has not maintained a blockade of Cuba, that country has continued to trade in international markets as circumstances have permitted. In recent years, with the dissolution of the Soviet Union and its Eastern European client states after 1989, a number of the principal trading partners of the United States, including Canada, Mexico and the European Community, have accounted for an increasing volume of trade with Cuba. Nationals of those countries, encouraged by the Castro regime and their own governments, have financed significant sectors of the Cuban economy and in some cases acquired interests in Cuban state enterprises. The Company understands that commerce with such nationals, whether through traditional forms of financial support such as loans or the direct investment in property rights, has extended to properties expropriated from United States nationals. As a result, foreign nationals in Cuba are today carrying on business operations, and thereby supporting the Cuban economy, making use of properties expropriated by Cuban authorities from United States nationals without payment. Although the Company has no direct knowledge at this time, such use and involvement by foreign nationals could extend to properties and other assets formerly owned and operated by the Company's Cuban subsidiaries.

         The Company believes that one or more of its sugar mills remain in productive operation, supported by their associated agricultural lands and infrastructure. Moreover, the Company believes that the Cuban sugar industry remains heavily dependent on foreign financing sources. The Company's belief is based on information passed on by sources familiar with the Cuban sugar industry and by general press reports. In recent months, several articles have indicated that at least one European bank has refused to finance the current sugar crop. According to an article published earlier this year in The New
York Times, another anticipated poor sugar harvest in Cuba demonstrated the continued dependence of the Cuban economy on that sector. The article reported that the 1997 sugar harvest was unlikely to match the 1996 crop due to poor land management, inefficient labor practices, storm damage, increased severity of US restrictions, and insufficient refining production stemming from mill machinery outages. According to the article, such mills as were operating were achieving production of only about two thirds of capability. The Company believes that its four mills were among the larger and more efficient mills in the industry when they were expropriated and thus are more likely to have been kept in use and their lands continued in cane cultivation.

          In 1996, after an incident in which Cuban military planes shot down unarmed civilian aircraft approaching Cuba, the United States Congress passed, and President Clinton signed, the Cuban Liberty and Solidarity Act of 1996, popularly known as the Helms-Burton Bill or "Libertad". Among other things, this statute sought to confer on United States nationals who were claimants against Cuba for expropriated property certain rights to recover up to treble damages (plus interest) from persons defined in the law as "traffickers" in such property. Recoveries were to be effected through the use of legal proceedings in United States federal courts. While the underlying policy of Helms-Burton was to accelerate a change to a transition government in Cuba, Title III of the law created, for the first time since the 1960 expropriations, a private right of action for American nationals to obtain monetary value for their claims by authorizing lawsuits against private parties who were deemed to be dealing in stolen property. Under Title III, the Company, as a "certified" claimant with a claim passed on by the FCSC, would also be afforded certain procedural advantages, such as priority in the initiation of an action, no new burden of proof as to valuing the claim, and the FCSC decision as sufficient public notice to traffickers of the Company's claim to title to the properties. Given the widespread expropriation of American property and the significance of certified claims, the law was expected to have a chilling effect on foreign investment in the Cuban economy and thus accelerate the transition to a democratic form of government in Cuba. The statute does not forbid foreign nationals to trade with Cuba. However, it does put them on notice that if they deal with property stolen from American nationals they can be sued for damages.

         The implementation of Helms Burton has been opposed by other countries, most vociferously by those whose nationals are believed to be dealing in the stolen property. As enacted, the legislation allows the effectiveness of the Title III right of action provisions to be suspended by the President indefinitely for six month periods at a time, which suspension right the President has exercised several times. As a result of the continued suspensions, the Company cannot predict whether the Title III provisions will ever become effective. Moreover, if they do become effective and actions are brought, it is likely, in cases such as these, that certain aspects of the law will be challenged and that resolution of asserted claims will take a protracted period of time. Finally, the Company does not have direct knowledge as to who, if anyone, subject to the jurisdiction of the US may be trafficking (as defined by the law) in the expropriated property of the Company's Cuban subsidiaries. The Company believes that such knowledge can best be obtained from additional investigation, which likely would include an on-site inspection of its former operating properties in Cuba. In seeking to conduct any such investigation, the Company may not be able to gain access to the necessary sites and it may not be able to obtain records necessary to support trafficking claims.

         Management believes that, in light of the Libertad statute, it will be necessary to determine whether the Company should be prepared to bring an action against persons found to be trafficking in the Company's property. Management also believes that, whether or not connected with Libertad, due consideration must be given to other courses of action leading to some settlement of the Company's claim. The object of such consideration and any resulting course of action would be to return value to the Company's stockholders.

         According to provisions of the economic sanctions affecting United States nationals, it is unlawful to conduct business, directly or indirectly, with Cuba without a license. Licenses are issued on a case by case basis by the Office of Foreign Assets Control ("OFAC") of the United States Treasury Department. Prior to Title III of Libertad, the binding settlement of an expropriation claim by a United States national could be construed as conducting business with Cuba. Title III (which remains suspended by Presidential order) contains an explicit provision which makes it clear that the prosecution (and presumably the binding settlement) of a claim requires no license. Thus, the authority of United States nationals to reach binding settlements of their claims, especially where Cuban property interests are concerned, remains unclear. However, recent news articles have indicated that at least one United States national with a certified claim has accepted payments, in the nature of a limited release from Helms Burton liability, from a foreign entity seeking to implement a venture involving the claimant's expropriated Cuban assets. According to these reports, the arrangement received a license from OFAC.

          Pending resolution of the Title III provision, the Company similarly intends to explore the possible settlement of its claim with any interested parties, including without limitation foreign nationals seeking to make Cuban investments or Cuban governmental entities, which it deems to have reasonable prospects of realizing value for the Company's stockholders. Thus far, the

Company has had no such discussions, and it cannot be predicted whether it will have any such discussions, or, if it does, what will be their outcome. In the event that the prosecution of the Company's claim or any related settlement discussions so require, the Company may seek to obtain such licenses as it can from United States authorities as would facilitate its efforts. The Company is not able to predict at this time, if any such license were applied for, what would be the outcome of such application. The failure to obtain a license under circumstances where the United States otherwise would claim that a binding settlement violated the embargo regulations could materially and adversely affect the Company's ability to obtain value for stockholders.

         Due to the more rapid development of events with Cuba in recent years, Management intends to follow more closely such events as affect the Company's claim. In the past, the Company was inclined to allow United States government agencies, such as the Department of State, to represent its interests as part of a general pattern of settlement of the claims of American nationals against Cuba. However, in view of the long passage of time without results from governmental channels, the increasing activities in the private sector, and the seeming unwillingness of the current US administration to implement measures such as Title III of Libertad, Management believes that the Company must depend more on its own efforts to prosecute its claim for value, rather than on the efforts of others.

         As a result of the foregoing, the Company's sole remaining business activity is the pursuit of its claim against the Peoples' Republic of Cuba for the expropriation of the Company's Cuban properties without compensation. The Company intends to pursue that claim vigorously by all lawful means.

ITEM 2.  DESCRIPTION OF PROPERTIES.

         The Registrant's operating properties were expropriated by the Cuban government in 1960. It currently has no tangible properties. See Item 1 for a description of the Registrant's properties prior to the expropriation.

ITEM 3.  LEGAL PROCEEDINGS.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There have been no matters submitted to a vote of the Registrant's security holders for a number of years. The Registrant is in the process of bringing current its required filings with the Securities and Exchange Commission. After the filing of this Annual Report on Form 10-KSB, the Registrant intends, as promptly as practicable, to call a meeting of its holders of Common Stock (the only class of the Registrant's voting securities outstanding) for the purpose of reconstituting its Board of Directors, the consideration of such amendments to its constituent instruments (its Certificate of Incorporation and By-laws) as the Board of Directors recommends and such other proper purposes as may be required, all pursuant to properly filed proxy or information statements as may be required by Delaware law and the federal securities laws.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Registrant's only class of security outstanding is Common Stock, $1 par value, as evidenced by Partial Liquidation Certificates ("Common Stock"). After the Registrant's properties were expropriated in 1960 (see Item
1), the Registrant's Common Stock was delisted by the New York Stock Exchange. To the best of the Registrant's knowledge, there is no active trading market for the Common Stock. At the present time, according to such records as are available to the Registrant, there are 550,014 shares of Common Stock outstanding owned by approximately 1,400 holders of record.

         No dividends have been paid by the Registrant since its stockholders approved a Plan of Complete Liquidation in 1960. All remaining assets have been reserved for pursuit of the Registrant's claim arising from the expropriation and the orderly liquidation of its affairs. As a result, the Registrant does not expect to pay dividends or make similar payments to stockholders, except in connection with its liquidation. However, the Registrant has no contractual restrictions on its ability to pay dividends.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

          As described in Item 1., the Registrant's only business relates to carrying out a plan of complete liquidation which it expects will involve the prosecution and/or settlement of its claim against Cuba for expropriating the Registrant's operating subsidiaries and their property. As such, it has no ongoing operations and its only activities since 1960 have been related to the pursuit of its claim. Because the Registrant essentially has remained dormant for many years, it has required minimal expenditures to monitor the Cuban claim and administer the Registrant's affairs. Management believes that, due to recent developments such as the Helms Burton Bill (which have increased claims settlement prospects) and other factors, the costs of administering the Registrant's affairs are likely to increase in the near term. Some of the other factors include the Registrant's technical status as still a "public" company under the federal securities laws, which require filings and greater compliance costs. The Registrant's assets capable of being devoted to these ends are limited. See Item 7. "Financial Statements." Management is considering whether other steps may have to be taken, such as incurring debt or seeking investment of additional equity from existing stockholders or outside parties, in order to fund these additional expenditures. At this time, Management cannot predict whether any such funding will be necessary or, if it becomes necessary, on what terms it may be available.

ITEM 7.  FINANCIAL STATEMENTS

          The financial statements required to be filed pursuant to this Item 7. are included in this Annual Report on Form 10-KSB. Pursuant to Rule 3-11 under Regulation S-X, the financial statements for the Registrant's fiscal year ended September 30, 1995 are unaudited. A list of the financial statements filed herewith is set forth in Item 13. "Exhibits, List and Reports on Form 8-K".

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          The independent accounting firm which completed the last audit of the Registrant's financial statements for the fiscal year ended September 30, 1974 (the last period covered by financial statements previously filed by the Registrant) and reported thereon was Price Waterhouse & Co. The financial statements for the fiscal year ended September 30, 1996 filed in connection with this Report are being reported on by BDO Seidman, LLP ("BDO Seidman"). Management's decision to engage BDO Seidman as the independent accounting firm to audit the financial statements referred to resulted from a change in the executive officers of the Registrant and the location of its principal office, as well as the prior experience of current Management with BDO Seidman. There was no disagreement with Price Waterhouse & Co. on any accounting issue or practice, financial statement disclosure, or auditing scope or procedure. The report of Price Waterhouse & Co. on the previous financial statements of the Registrant did not contain any adverse opinion or disclaimer of opinion, or modification as to uncertainty, audit scope or accounting principles. The financial statements reported on by Price Waterhouse & Co. consisted only of a statement of financial position of the Registrant (in liquidation). The engagement of BDO Seidman has been approved by the Registrant's Board of Directors.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The Registrant's Certificate of Incorporation calls for it to be managed by a Board of Directors consisting of such number of directors as are fixed in the By-laws from time to time, but in no event less than five directors. At the time of the approval by the Registrant's stockholders of its liquidation in 1960, the number of directors had been fixed at eight. Since it has been many years since the Registrant has held a meeting of stockholders for the purpose of electing directors, at the present time, the Board of Directors consists of only one individual as shown below. As soon as practicable after the Registrant files this Annual Report and prepares appropriate materials for its stockholders, the Registrant intends to call a meeting of stockholders for the purpose, among other things, of electing a reconstituted Board of Directors. Such Board of Directors is likely to be of a more compact size than the body prescribed by the Registrant's Certificate of Incorporation as in effect prior to its cessation of any active business. At such stockholder meeting, additional changes to the Registrant's Certificate of Incorporation may be proposed in order to reflect changes in Delaware law and the current nature of the Registrant after the 37 years since its properties were expropriated.

         The table below shows the Registrant's current director and its executive officers, all the latter of whom have been elected to serve at the pleasure of the Board of Directors and until the next meeting of the Registrant's stockholders, and provides certain information concerning those persons.

                                 PRINCIPAL OCCUPATION/
NAME & POSITION        AGE               EMPLOYMENT
---------------        ---               ----------

Elliot H. Stein        79        Investment executive, Chairman,
                                 Emeritus, Stifel Financial Corp, for more than the past five years; director of the Registrant for more than the past five years;
                                 Chairman of the Registrant since 1995;
                                 director of D& K Wholesale Drug

Wendy Norris           36        1986 to 1991, executrix of Estate of
                                 Bruce Norris; 1991 to present, trustee
                                 of testamentary trust of Bruce Norris;
                                 1995 to present, President of the Registrant.

Roger Trombino         57        Business consultant; 1992 to
                                 present, director of Affiliated,Inc., a
                                 software development/publishing firm;
                                 1995 to present, Executive Vice
                                 President of the Registrant; 1996 to
                                 present, Vice President & Treasurer of
                                 Independent Purchasing Cooperative,
                                 Inc., a Subway franchisee-owned organization

Steven L. Risi         41              1988 to present, Chief Financial Officer
                                       of Risi Holdings Group, an investment
                                       company; 1995 to present, Treasurer of
                                       the Registrant; 1996 to present,
                                       director of Nashville Country Club,
                                       Inc., a publicly traded entertainment
                                       company.

James A.Testa          49              Attorney; Shareholder, Buchanan
                                       Ingersoll, Princeton, NJ, October 1994
                                       to April 1997; Partner, Willkie Farr &
                                       Gallagher, New York prior to March 1994;
                                       Secretary of the Registrant for more
                                       than the last five years.

         As explained in the Special Note preceding this Annual Report on Form 10-KSB, the Registrant is filing this report to bring current its annual reporting requirement under Section 15(d) of the Exchange Act. The Registrant is required to file reports pursuant to that section because of an undertaking contained in a registration statement filed under the Securities Act of 1933. The Registrant's duty to file such reports would be suspended for any fiscal year at the beginning of which it had less than 300 stockholders of record. Because of a substantial number of very small stockholdings by individuals, however, the Registrant consistently has been owned by more than 300 stockholders of record. Although it has minimal assets (excepting its claim against Cuba) and believes that such assets, together with its number of stockholders, would not require it to register its securities and report initially as a public company under Section 12(g) of the Exchange Act (where the test is at least $1.0 million in assets and not less than 500 record stockholders), nevertheless, the Registrant believes its Section 15(d) undertaking remains operative.

         Based on the fact that the Registrant is filing this Report pursuant to the above-referenced Section 15(d) and does not have a class of security registered under Section 12(g), the Registrant believes that Regulation S-K,
Item 405, concerning certain disclosures of non-compliance with Section 16(a) of the Exchange Act is not applicable to it in this Report.

ITEM 10.  EXECUTIVE COMPENSATION.

         For the fiscal years ended September 30, the Registrant paid compensation to its chief executive officer and principal executive officers (the "named executives") for services in all capacities as shown in the following table:

                         SUMMARY COMPENSATION TABLE (1)
--------------------------------------------------------------------------------
Name and Principal Position         Year            Annual Compensation-
                                                      Other Annual
                                                     Compensation ($)
--------------------------------------------------------------------------------

Wendy Norris, President and         1996                 -0-
Chief Executive Officer (2)

                                    1995                 -0-

Elliot H. Stein, Chairman           1996                 -0-
                                    1995                 -0-
                                    1994                 -0-
Roger Trombino, Executive Vice      1996              39,000 (3)
President (2)
                                    1995                 -0-

Steven L. Risi, Treasurer (2)       1996              33,900 (3)
                                    1995                 -0-
--------------------------------------------------------------------------------

(1) Pursuant to regulations of the Securities and Exchange Commission, certain columns in the form of Summary Compensation Table which are not applicable have been omitted.

(2) Ms. Norris, Mr. Trombino and Mr. Risi were elected to their respective positions in 1995.

(3) Messrs. Trombino and Risi do not receive salaries from the Registrant, but, instead, are remunerated through consulting fees based on time spent in pursuit of the Company's business.

          The Registrant has no other benefit or remuneration plans or programs in effect at the present time. It has no employment contracts in effect with any of the named executives.

          There are no standard arrangements or fees regarding service as a director of the

Registrant. It has been the Registrant's historical practice to reimburse directors and officers for travel expenses in connection with attendance at meetings. The Registrant contemplates that, in connection with convening a stockholder meeting and the election to office of one or more additional directors following the updating of its publicly filed reports, policies will be developed for compensating directors for service as such.

         The Registrant has one director comprising its entire Board of Directors and, accordingly, no compensation committee. Given the nature of the Registrant's status, i.e. in liquidation since 1960, and its resources, i.e. all remaining liquid assets appropriated for the expenses of liquidation and prosecution of the claim against the Cuban government, the Board of Directors has not established policies relating to compensating the chief executive officer or any of the other named executives. The Registrant contemplates that, in connection with any reconstitution of its Board of Directors following the holding of a stockholders' meeting, the adoption of policies relating to the remuneration of executives will be reviewed. It is not possible to predict at this time what policies, if any, will be adopted.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth the shares of Common Stock, the only class of voting securities of the Registrant, owned beneficially by each person who is known by the Registrant to own beneficially at least five percent of such securities:
--------------------------------------------------------------------------------
NAME & ADDRESS                                  AMOUNT              PERCENT OF
                                                                      CLASS
--------------------------------------------------------------------------------
Wendy Norris, as Trustee of                     136,886                24.9
Testamentary Trust of Bruce A. Norris (1)
3 Tondan Lane
Lattingtown, NY 11560

Alphabet Investment Fund et al. (2)             128,480                23.4
222 North LaSalle Street
Chicago, IL 60601

Louis W. Triay, as Trustee of the Julio Lobo    125,000                22.7
Trust  (3)
Regal House, Suite C, 2nd Floor
P O Box 147
Queensway
Gibraltar
--------------------------------------------------------------------------------

(1) Wendy Norris is a beneficiary and the sole trustee of the trust. As such, she exercises sole investment and voting power with respect to the shares held therein.

(2) According to a filing with the Securities and Exchange Commission, Alphabet Investment Fund (the "Fund") held 124,775 shares. The Registrant understands that the Fund is an investment vehicle consisting of a number of trusts for members of the Crown Family who are the partners thereof. Members of the Crown Family, trusts for the benefit of members of the Crown Family, entities in which such members have interests and affiliates own an additional number of shares as follows: Income Charitable Fund C u/w of Edward Crown 3,277 shares; Lester Crown, Trustee of the Exempt Trust u/w of Ann Chemer 321 shares; and Clinton Realty, L.L.C. 107 shares. The Registrant understands that the General Partners of the Fund, the trustees under the Income Charitable Fund C and the trustee under the Exempt Trust each has sole investment and voting power over the shares held therein. The Crown Family members of Clinton Realty, L.L.C. have informed the Registrant that they share investment and voting power with an unrelated third party over the shares held in that entity.

(3) The Company understands that the above trust was established in and is being administered in accordance with the laws of Gibraltar. The property held in the trust includes the outstanding shares of three Panamanian corporations, Sugar Trading & Shipping Company S.A., Memphis Securities Corp. and Pacific Securities Corp., which hold of record 57,051 shares, 23,009 shares and 44,940 shares, respectively. The Company understands that the principal beneficiaries of the trust are the two daughters of Julio Lobo, Maria Luisa Lobo and Leonor Lobo de Gonzalez, that the trustee of the trust currently exercises sole investment and voting power over the shares (through its holdings in the Panamanian corporations), and that a proceeding is in progress in Gibraltar to wind up the trust and cause the distribution of its assets to the beneficiaries.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

                                    PART IV

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

         (a)  (1) Financial Statements

              INDEPENDENT AUDITORS' REPORT                      20

              Balance Sheet                                     21

              Statements of operations                          22

              Statements of stockholders' equity                23

              Statements of cash flows                          24

              Notes to financial statements                     25

              (2) Financial Statement Schedules

              None

              (3) Exhibits

              The Registrant intends to file any required exhibits when available by amendment to this report.

         (b)  Reports on Form 8-K

              None

                                   SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of August, 1997.

                                     WEST INDIES SUGAR CORPORATION

                                     By /s/ Wendy Norris
                                       ----------------------------
                                     Title: President

Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                    TITLE                             DATE
---------                    -----                             ----

/s/ Wendy Norris       President and Chief Executive           August 29, 1997
-----------------      Officer (principal executive officer)

/s/ Elliot Stein       Chairman of the Board;                  August 29, 1997
-----------------      Director


/s/ Steven Risi        Treasurer (principal financial          August 29, 1997
-----------------      and accounting officer)

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of West Indies Sugar Corporation
Miami, Florida

We have audited the accompanying balance sheet of West Indies Sugar Corporation as of September 30, 1996 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Indies Sugar Corporation, at September 30, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Miami, Florida
January 8, 1997                                               BDO Seidman, LLP

                                                   WEST INDIES SUGAR CORPORATION

                                                                   BALANCE SHEET

September 30,                                                            1996
--------------------------------------------------------------------------------
ASSETS

CURRENT
  Cash and short-term investments                                   $  576,405
  Other                                                                  8,630
                                                                    ----------
Total current assets                                                   585,035
                                                                    ----------
                                                                    $  585,035
                                                                    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
  Accounts payable and accrued expenses                             $   45,069
  Income tax payable                                                    28,604
                                                                    ----------
Total current liabilities                                               73,673
                                                                    ----------

STOCKHOLDERS' EQUITY
    Common stock, $1 par; 550,231 shares authorized;
    550,014 shares outstanding                                         550,014
    Deficit                                                            (38,652)
                                                                    ----------
Total stockholders' equity                                             511,362
                                                                    ----------
                                                                    $  585,035
                                                                    ==========

                                 See accompanying notes to financial statements.

                                                   WEST INDIES SUGAR CORPORATION

                                                        STATEMENTS OF OPERATIONS

Years ended September 30,                          1996                   1995
                                                                    (Unaudited)
-------------------------------------------------------------------------------
Interest income                              $   27,962             $   29,543
Other                                            14,090                     --
                                             ----------             ----------
Total income                                     42,052                 29,543
                                             ----------             ----------
Consulting and professional fees                144,195                     --
General and administrative expenses              30,190                 28,594
                                             ----------             ----------
Total expenses                                  174,385                 28,594
                                             ----------             ----------
NET (LOSS)/INCOME BEFORE (BENEFIT)/
  PROVISION FOR INCOME TAXES                   (132,333)                   949
(Benefit)/Provision for Income Taxes             (4,470)                   461
                                             ----------             ----------
NET (LOSS)/INCOME                            $ (127,863)            $      488
                                             ==========             ==========
Weighted average number
  of common shares outstanding                  550,014                550,014
                                             ==========             ==========
Net loss per common share                    $    (0.23)            $       --
                                             ==========             ==========


                                 See accompanying notes to financial statements.

                                                   WEST INDIES SUGAR CORPORATION

                                              STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 Common Stock            Retained           Total
                                                 ------------            Earnings      Stockholders'
                                              Shares        Amount      (Deficit)          Equity
----------------------------------------------------------------------------------------------------
Balance at October 1, 1994 (Unaudited)       550,014    $  550,014      $  88,723       $  638,737
Net income (unaudited)                            --            --            488              488
                                             -------    ----------      ---------       ----------
Balance at October 1, 1995                   550,014    $  550,014      $  89,211       $  639,225
Net (loss)                                        --            --       (127,863)        (127,863)
                                             -------    ----------      ---------       ----------
Balance at September 30, 1996                550,014    $  550,014      $ (38,652)      $  511,362
                                             =======    ==========      =========       ==========


                                 See accompanying notes to financial statements.

                                                   WEST INDIES SUGAR CORPORATION

                                                        STATEMENTS OF CASH FLOWS

Years ended September 30,                                  1996                   1995
                                                                            (Unaudited)
---------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  NET (INCOME) LOSS                                   $ (127,863)             $     488

Adjustments to reconcile net (loss) income to cash
 flows provided by (used in) operating
  activities:
    Increase in other current assets                     (4,512)                 (2,941)
    Increase in accounts payable and accrued expenses    39,114                   2,848
    Increase in income taxes payable                         --                     461
                                                      ---------               ---------
Net cash (used in) provided by operating activities     (93,261)                    856
                                                      ---------               ---------
Net (decrease) increase in cash                         (93,261)                    856
Cash and other short term investments,
  beginning of period                                   669,666                 668,810
                                                      ---------               ---------
Cash and other short term investments, end of period  $ 576,405               $ 669,666
                                                      =========               =========
SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                              $      --               $      --

  Cash paid for taxes                                 $      --               $      --


                                 See accompanying notes to financial statements.

                                                   WEST INDIES SUGAR CORPORATION


                                                   NOTES TO FINANCIAL STATEMENTS
                   (UNAUDITED WITH RESPECT TO THE YEAR ENDED SEPTEMBER 30, 1995)


1.  SUMMARY OF          Organization and Business
    SIGNIFICANT
    ACCOUNTING          The Company was organized in Delaware in 1932 and has
    POLICIES            been inactive since 1960. (See Note 3). In February
                        1960, the stockholders of the Company approved a plan of complete liquidation of the Company.

                        Preparation of Financial Statements

                        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        Cash and Cash Equivalents

                        The Company considers all short-term deposits with a maturity of three months or less to be cash equivalents.

                        Net Income (Loss) Per Common Share

                        Net Income (Loss) per common share is based on the weighted average number of shares of common stock outstanding.

                                                   WEST INDIES SUGAR CORPORATION


                                                   NOTES TO FINANCIAL STATEMENTS
                   (UNAUDITED WITH RESPECT TO THE YEAR ENDED SEPTEMBER 30, 1995)

                        Future Accounting Pronouncements

                        In February 1997 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share". FAS No. 128 simplifies the standards for computing earnings per share ("EPS") previously found in APB No. 15 "Earnings per Share." It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. The Company will adopt FAS No. 128 as of March 1, 1997 and its implementation is not expected to have a material effect on the financial statements.

                        In June 1997, the Financial Accounting Standards Board issued a new disclosure standard. Results of operations and financial position will be unaffected by implementation of this new standard. Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This new standard is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Due to the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, it may have on future financial statement disclosures.

                        Income Taxes

                        The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) 109, Accounting for Income taxes. Under the asset and liability method of SFAS 109, deferred taxes are recognized for differences between financial statement and income tax bases of assets and liabilities.

                                                   WEST INDIES SUGAR CORPORATION


                                                   NOTES TO FINANCIAL STATEMENTS
                   (UNAUDITED WITH RESPECT TO THE YEAR ENDED SEPTEMBER 30, 1995)



                        Unaudited Financial Statements

                        The financial statements for the year ended September 30, 1995 are unaudited. In the opinion of management, such financial statements include all adjustments necessary for a fair presentation of financial position and the results of operations.

2.  INCOME TAXES        The Company has available a net operating loss
                        carryforward totaling approximately $101,000 which expires in the year 2011. This net operating loss would result in a potential deferred tax asset of approximately $38,000.

                        The Company has established a valuation allowance against the balance of the deferred tax asset as realization of the asset is not considered more likely than not.

                        At September 30, 1996, the Company has an income tax receivable of $4,470 resulting from a net operating loss carryback originating at September 30, 1996.

3.  CLAIMS              Prior to 1960, the Company conducted operations in Cuba
                        through six wholly owned subsidiaries, Compania Central
                        Altagracia, S.A. ("Altagracia"), Miranda Sugar Estates
                        ("Miranda"), Compania Agricola Hato del Medio, S.A.,
                        Compania Oriental Agricola y de Almacenes, S.A., Canera
                        Cruces, S.A. and Compania Agricola Maibio, S.A. The
                        Company, through its subsidiaries, was engaged primarily in the business of growing sugar cane and producing sugar and molasses therefrom. Its refining and production facilities included four sugar mills, three of which, Central Palma, Central Santa Ana and
                        Central Alto Cedro were owned and operated by Altagracia and one, Central Miranda, was owned and operated by Miranda. The remaining subsidiaries concentrated on the growing and harvesting of cane and other agricultural products on owned or leased land.

                        The Cuban properties owned by the Company's subsidiaries included approximately 246,000 acres of land composed of cane lands, forests, pastures, farm land and reserve land, all located in the province of Oriente. Interspersed with these lands were towns, small settlements, loading stations, utilities (including water supply systems, roads, electric generating

                                                   WEST INDIES SUGAR CORPORATION


                                                   NOTES TO FINANCIAL STATEMENTS
                   (UNAUDITED WITH RESPECT TO THE YEAR ENDED SEPTEMBER 30, 1995)


                        facilities and 300 miles of company-owned standard gauge railroad) dairies, livestock facilities, housing, stores and warehouses. The Company's subsidiaries also owned a full range of vehicles and other equipment necessary for operations, including 32 locomotives, 1,600 pieces of rolling stock, an airplane, and a fleet of automobiles, trucks, farm and heavy machinery.

                        As part of their operations, the Company's subsidiaries also had agricultural products on hand and in the course of sale, cash on hand, accounts receivable, prepaid items and all the normal and customary attributes of an ongoing business.

                        The Company's business in Cuba was materially and adversely affected by developments stemming from the Cuban Revolution which culminated in the overthrow of the Battista regime and the coming to power of Fidel Castro Ruiz.

                        Commencing in 1959 and throughout 1960, the new revolutionary government of the Republic of Cuba, principally through its "Natural Institute of Agrarian Reform" ("INRA") whose head was Fidel Castro Ruiz, began systematically to intervene, appropriate, nationalize or otherwise expropriate the properties of the Company's Cuban subsidiaries. Offices and agents of the subsidiaries filed protests and took such other steps, including the initiation of legal action, as they believed were allowed by Cuban law against these activities.

                        In July 1960, a law was promulgated by the Cuban Council of Ministers authorizing the President and Prime Minister to order the "nationalization, through expropriation by eminent domain," of property and enterprises of United States nationals. According to the legislation, experts were to be appointed to appraise the expropriated property and payment was to be made in Cuban state bonds. The bonds were to bear interest at not less than 2% per annum and to be amortized over not less than 30 years. Thus, on its face, the legislation seemed to recognize the obligation of the Cuban state to pay a fair price for the Company's property taken for public purposes. However, under the legislation, interest and principal on the

                                                   WEST INDIES SUGAR CORPORATION


                                                   NOTES TO FINANCIAL STATEMENTS
                   (UNAUDITED WITH RESPECT TO THE YEAR ENDED SEPTEMBER 30, 1995)


                        bonds were to be payable only from a special fund derived solely from earnings resulting from Cuban sugar sales to the United States in excess of thresholds unilaterally set by the Cuban government. To the extent interest was not earned in any year, it was deemed to be "extinguished." Consistent with a new Cuban Constitution, imposed by the revolutionary government, the legislation removed expropriation cases from the jurisdiction of the Cuban courts, thereby rendering useless the legal actions filed by the Company's subsidiaries against the taking. Finally, in August 1960, acting pursuant to the new law, the President and Prime Minister adopted a resolution which directly ordered the nationalization by the Cuban state of the properties and rights of the Company's Cuban subsidiaries.

                        Since the compulsory expropriation of the Company's Cuban subsidiaries, neither the Company nor any subsidiary has received any payment, nor tender of payment, for the properties. To the best of the Company's knowledge, no appraisals were ever performed by Cuban authorities relating to the expropriated property.

                        In accordance with the International Claims Settlement Act of 1949, the Company, in February 1966, filed with the United States Foreign Claims Settlement Commission (the "FCSC") a detailed claim relating to the taking of its properties by the Cuban government. The purpose of that filing was to document, from available records, the Company's loss by means of a formal submission to a recognized tribunal, and to set a value which would be recognized by the United States Government at such time as it might seek to negotiate or otherwise obtain reparations from Cuba on account of the expropriation. In February 1971, the FCSC issued a decision certifying the value of the loss suffered by the Company at $84.9 million and recognizing that interest of 6% should accrue on the loss from August 1960 until settlement. According to the records of the FCSC, the Company's claim is the sixth largest claim among 5,911 Cuban claims processed by the FCSC.

                        Based upon the FCSC award and the passing of nearly 37 years since the incurrance of the loss, the Company's claim to date, including simple interest, amounts to approximately $273 million.

                                                   WEST INDIES SUGAR CORPORATION


                                                   NOTES TO FINANCIAL STATEMENTS
                   (UNAUDITED WITH RESPECT TO THE YEAR ENDED SEPTEMBER 30, 1995)


                        Following the expropriation of the properties of its nationals, the United States enacted legislation and regulations resulting in an economic embargo of Cuba, which has remained in place, with modifications from time to time, since 1962. In the intervening years, the economic embargo has come to include a broad range of sanctions prohibiting United States nationals from doing business in Cuba. In 1996, after an incident in which the Cuban military downed civilian aircraft approaching Cuba, the United States Congress passed, and the President signed into law, the Cuban Liberty and Democratic Solidarity Act of 1996, popularly known as the Helms-Burton Bill or "LIBERTAD." Among other things, this statute generally confers on United States nationals who were claimants against Cuba for expropriated property certain rights to recover treble damages (plus interest) from "traffickers" in such property, utilizing proceedings in United States federal courts. The provisions of LIBERTAD permitting damage actions against traffickers have been opposed by other countries, primarily those whose nationals are believed to be dealing in the property, and the effectiveness of these provisions has been suspended twice by the President. As the President is afforded the power to suspend the litigation provisions indefinitely for six month periods at a time, the Company cannot predict whether these provisions will ever become effective.

                        As a result of the foregoing, the Company does not believe it would be prudent to assign an estimated value to the investment in its Cuban subsidiaries or to the related claim, and, accordingly, the carrying value thereof has been fully reserved.

4.  FAIR VALUE OF       The Company's financial instruments consist principally
    FINANCIAL           of cash and cash equivalents, other receivables, and
    INSTRUMENTS         current payables. The carrying amount of such financial
                        instruments approximates their estimated fair value as of September 30, 1996. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

                                 EXHIBIT INDEX
                                       TO
                                  FORM 10-KSB
                                       OF
                         WEST INDIES SUGAR CORPORATION


NUMBER                    TITLE

 3.1                      Registrant's Certificate of Incorporation,
                            including all Amendments (to be filed by amendment)

 3.2                      Registrant's By-laws (to be filed by amendment)

27.1                      Financial Data Schedule