Form 10QSB
period 1996-12-31
WEST INDIES SUGAR CORP
filed 1998-01-13
CIK 105815

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  FORM 10-QSB

 X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
---  of 1934

For the quarterly period ended December 31, 1996

---  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ________________ to ___________________

Commission file number 1-3172


                         WEST INDIES SUGAR CORPORATION
                         -----------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)


                DELAWARE                              65-072347
     -------------------------------             ------------------
     (State or Other Jurisdiction of              (I.R.S. Employer
     Incorporation or Organization)              Identification No.)


                  200 NORTHEAST 2ND DRIVE, HOMESTEAD, FL 33030
                  --------------------------------------------
                    (Address of Principal Executive Offices)


                                 (305) 248-4254
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


                                 Not Applicable
                                 --------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes        No  X
                                    ---       ---


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 550,014

Transitional Small Business Disclosure Format (check one):

          Yes       No  X
              ---      ---

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited condensed financial statements and accompanying notes of West Indies Sugar Corporation are included in this report:

     Condensed Balanced Sheet at December 31, 1996

     Condensed Statements of Operations for the Three Months Ended December 31, 1996 and 1995

     Condensed Statements of Stockholders' Equity for the Three Months Ended December 31, 1996

     Condensed Statements of Cash Flows for the Three Months Ended December 31, 1996 and 1995

     Notes to Condensed Financial Statements

                                           WEST INDIES SUGAR CORPORATION

                                                 CONDENSED BALANCE SHEET
                                                       (UNAUDITED)

December 31,                                                      1996
--------------------------------------------------------------------------
ASSETS

CURRENT
     Cash and cash equivalents                                   $ 499,074
     Other                                                           3,380
--------------------------------------------------------------------------
Total current assets                                               502,454
--------------------------------------------------------------------------
                                                                 $ 502,454
--------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
     Accounts payable and accrued expenses                       $  30,104
--------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                           30,104
--------------------------------------------------------------------------

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common stock, $1 par; 550,231 shares authorized;
         550,014 shares outstanding                                550,014
     Deficit                                                       (77,664
--------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                         472,350
--------------------------------------------------------------------------

                                                                 $ 502,454
--------------------------------------------------------------------------

                      See accompanying notes to condensed financial statements.

                                           WEST INDIES SUGAR CORPORATION

                                      CONDENSED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)

Three months ended December 31,                                       1996                1995
-----------------------------------------------------------------------------------------------
Interest income                                                   $  5,504            $  7,475
-----------------------------------------------------------------------------------------------

Total income                                                         5,504               7,475
-----------------------------------------------------------------------------------------------

Consulting and professional fees                                    41,206               6,508
General and administrative expenses                                  3,310               3,305
-----------------------------------------------------------------------------------------------

Total expenses                                                      44,516               9,813
-----------------------------------------------------------------------------------------------

NET LOSS BEFORE INCOME TAXES BENEFIT                               (39,012)             (2,338)
Income Taxes Benefit                                                    --                  55
-----------------------------------------------------------------------------------------------

NET LOSS                                                          $(39,012)           $ (2,283)
-----------------------------------------------------------------------------------------------

Weighted average number of common shares outstanding               550,014             550,014
-----------------------------------------------------------------------------------------------

Net loss per common share                                         $   (.07)           $   (.00)
-----------------------------------------------------------------------------------------------

                     See accompanying notes to condensed financial statements.

                                                  WEST INDIES SUGAR CORPORATION

                                   CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                     (UNAUDITED)

                                                        Common Stock               Retained                Total
                                                  ------------------------         Earnings        Stockholders'
                                                    Shares        Amount          (Deficit)               Equity
-----------------------------------------------------------------------------------------------------------------
Balance at October 1, 1996                         550,014      $550,014           $(38,652)           $511,362

Net (loss)                                              --            --            (39,012)            (39,012)
-----------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                       550,014      $550,014           $(77,664)           $472,350
-----------------------------------------------------------------------------------------------------------------

                     See accompanying notes to condensed financial statements.

                                           WEST INDIES SUGAR CORPORATION

                                      CONDENSED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)

Three months ended December 31,                                              1996           1995
-------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
     NET LOSS                                                            $(39,012)      $ (2,283)

Adjustments to reconcile net (loss) to cash flows
  used in operating activities:
         Decrease (increase) in other current assets                        5,250           (243)
         (Decrease) increase in accounts payable and
         accrued expenses                                                 (14,965)         1,912
         Decrease in income taxes payable                                 (28,604)            --
-------------------------------------------------------------------------------------------------

Net cash used in operating activities                                     (77,331)          (614)
-------------------------------------------------------------------------------------------------

Net decrease in cash                                                      (77,331)          (614)

Cash and other short term investments,
     beginning of period                                                  576,405        669,666
-------------------------------------------------------------------------------------------------

Cash and other short term investments, end of period                     $499,074       $669,052
-------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES:

     Cash paid for interest                                              $  9,841       $     --

     Cash paid for taxes                                                 $ 28,604       $     --

                     See accompanying notes to condensed financial statements.

                                           WEST INDIES SUGAR CORPORATION

                                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                 (UNAUDITED)

1.  BASIS OF        The accompanying unaudited condensed financial statements
    PRESENTATION    have been prepared in accordance with generally accepted
                    accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended
                    December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September
                    30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's
                    Annual Report on Form 10-KSB for the year ended September
                    30, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Registrant's only business relates to carrying out a plan of complete liquidation, which it expects will involve the prosecution and/or settlement of its claim against Cuba for expropriating the Registrant's operating subsidiaries and their property. Since the Registrant has no ongoing operations and its only activities since 1960 have been related to the claim, Management believes that period-to-period differences in financial results are not particularly meaningful, except as a general measurement of the Registrant's financial capability to pursue its claim from existing sources of funds. Because the Registrant essentially remained dormant for many years, it required minimal expenditures to monitor the Cuban claim and administer its affairs. However, due to political and other developments affecting relations with Cuba (which have tended to increase claims settlement prospects), the Registrant's level of activities has increased in recent periods. Consequently, Management believes that the cost of administering the Registrant's affairs is also likely to continue to increase in the near term. To a significant degree, such costs result from the Registrant's continued status as technically a "public" company under the federal securities laws, which require compiling information and filing reports and thereby entail greater compliance costs for professional and other fees. The Registrant's assets capable of being devoted to these ends are limited. As a result, Management is considering whether other steps may have to be taken, such as incurring debt or seeking additional equity from existing stockholders or outside parties, in order to fund increased expenditures. At this time, Management cannot predict whether any such financing will be necessary or, if it becomes necessary, when that will occur, or on what terms it may be available.

FORWARD LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. In addition to historical information, this report may be construed to contain forward looking statements that are subject to risks and uncertainties that could cause financial results to differ materially from expected results. Such statements are based on Management's beliefs and assumptions made on information currently available to it. The Registrant is under no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit

         27.1 Financial Data Schedule

     (b) None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          WEST INDIES SUGAR CORPORATION


                                          By: /s/ Steven L. Risi
                                             ------------------------------
                                              Steven L. Risi, Treasurer
                                              (principal financial officer)

January 13, 1998