Form 10QSB
period 1997-03-31
WEST INDIES SUGAR CORP
filed 1998-01-13
CIK 105815

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  FORM 10-QSB

 X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
---  of 1934

For the quarterly period ended March 31, 1997

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

     Condensed Balance Sheet at March 31, 1997

     Condensed Statements of Operations for the Three Months and Six Months Ended March 31, 1997 and 1996

     Condensed Statements of Stockholders' Equity for the Six Months Ended March 31, 1997

     Statements of Cash Flows for the Six Months Ended March 31, 1997 and 1996

     Notes to Condensed Financial Statements

                                           WEST INDIES SUGAR CORPORATION

                                                 CONDENSED BALANCE SHEET
                                                        (UNAUDITED)

March 31,                                                                                             1997
-----------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
     Cash and cash equivalents                                                                   $ 445,234
     Other                                                                                           3,036
-----------------------------------------------------------------------------------------------------------

Total current assets                                                                               448,270
-----------------------------------------------------------------------------------------------------------
                                                                                                 $ 448,270
-----------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
     Accounts payable and accrued expenses                                                       $  25,944
-----------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                                           25,944
-----------------------------------------------------------------------------------------------------------

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common stock, $1 par; 550,231 shares authorized;
         550,014 shares outstanding                                                                550,014
     Deficit                                                                                      (127,688)
-----------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                                         422,326
-----------------------------------------------------------------------------------------------------------

                                                                                                 $ 448,270
-----------------------------------------------------------------------------------------------------------

                     See accompanying notes to condensed financial statements.

                                           WEST INDIES SUGAR CORPORATION

                                      CONDENSED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

                                                        For the three months ended         For the six months ended
                                                                March 31,                          March 31,
                                                          1997            1996               1997            1996
------------------------------------------------------------------------------------------------------------------
Interest income                                       $  4,727        $  6,980           $ 10,231        $ 14,455
------------------------------------------------------------------------------------------------------------------

Total income                                             4,727           6,980             10,231          14,455
------------------------------------------------------------------------------------------------------------------

Consulting and professional fees                        53,490          26,060             94,696          32,568
General and administrative expenses                      1,261           3,460              4,571           6,765
------------------------------------------------------------------------------------------------------------------

Total expenses                                          54,751          29,520             99,267          39,333
------------------------------------------------------------------------------------------------------------------

NET LOSS BEFORE INCOME TAXES BENEFIT                   (50,024)        (22,540)           (89,036)        (24,878)
Income Taxes Benefit                                        --           3,391                 --           3,446
------------------------------------------------------------------------------------------------------------------

NET LOSS                                              $(50,024)       $(19,149)          $(89,036)       $(21,432)
------------------------------------------------------------------------------------------------------------------

Weighted average number of
common shares outstanding                              550,014         550,014            550,014         550,014
------------------------------------------------------------------------------------------------------------------

Net loss per common share                             $   (.09)       $   (.03)          $   (.16)       $   (.04)
------------------------------------------------------------------------------------------------------------------

                     See accompanying notes to condensed financial statements.

                                           WEST INDIES SUGAR CORPORATION

                            CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                             (UNAUDITED)

                                                        Common Stock               Retained                 Total
                                                   ----------------------          Earnings         Stockholders'
                                                    Shares        Amount           (Deficit)               Equity
------------------------------------------------------------------------------------------------------------------
Balance at October 1, 1996                         550,014       $550,014          $ (38,652)            $511,362

Net (loss)                                              --             --            (89,036)             (89,036)
------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1997                          550,014       $550,014          $(127,688)            $422,326
------------------------------------------------------------------------------------------------------------------

                     See accompanying notes to condensed financial statements.

                                           WEST INDIES SUGAR CORPORATION

                                      CONDENSED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)

Six months ended March 31,                                                    1997           1996
--------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
     NET LOSS                                                            $ (89,036)      $(21,432)

Adjustments to reconcile net (loss) to cash flows
  used in operating activities:
         Decrease (increase) in other current assets                         5,593         (3,770)
         (Decrease) increase in accounts payable and
         accrued expenses                                                  (19,124)        10,672
         Decrease in income taxes payable                                  (28,604)            --
--------------------------------------------------------------------------------------------------

Net cash used in operating activities                                     (131,171)       (14,530)
--------------------------------------------------------------------------------------------------

Net decrease in cash                                                      (131,171)       (14,530)

Cash and other short term investments,
     beginning of period                                                   576,405        669,666
--------------------------------------------------------------------------------------------------

Cash and other short term investments, end of period                     $ 445,234       $655,136
--------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES:

     Cash paid for interest                                              $   9,841       $     --

     Cash paid for taxes                                                 $  28,604       $     --

                     See accompanying notes to condensed financial statements.

                                           WEST INDIES SUGAR CORPORATION

                                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                (UNAUDITED)


1. BASIS OF         The accompanying unaudited condensed financial statements
   PRESENTATION     have been prepared in accordance with generally accepted
                    accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended
                    March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.
                    For further information, refer to the financial statements and footnotes thereto included in the Company's Annual
                    Report on Form 10-KSB for the year ended September 30, 1996.

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

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 27.1

         Financial Data Schedule

     (b) None                                                            10

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