Form 10QSB
period 1997-06-30
WEST INDIES SUGAR CORP
filed 1998-01-13
CIK 105815

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  FORM 10-QSB

 X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
---  of 1934

For the quarterly period ended June 30, 1997

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

     Condensed Balance Sheet at June 30, 1997

     Condensed Statements of Operations for the Three Months and Nine Months ended June 30, 1997 and 1996

     Condensed Statements of Stockholders' Equity for the Nine Months ended June 30, 1997

     Condensed Statements of Cash Flows for the Nine Months ended June 30, 1997 and 1996

     Notes to Condensed Financial Statements

                                           WEST INDIES SUGAR CORPORATION

                                                 CONDENSED BALANCE SHEET
                                                        (UNAUDITED)

June 30,                                                                                              1997
-----------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
     Cash and cash equivalents                                                                   $ 415,140
     Other                                                                                           2,793
-----------------------------------------------------------------------------------------------------------

Total current assets                                                                               417,933
-----------------------------------------------------------------------------------------------------------

                                                                                                 $ 417,933
-----------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
     Accounts payable and accrued expenses                                                       $  31,232
-----------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                                           31,232
-----------------------------------------------------------------------------------------------------------

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common stock, $1 par; 550,231 shares authorized;
         550,014 shares outstanding                                                                550,014
     Deficit                                                                                      (163,313)
-----------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                                         386,701
-----------------------------------------------------------------------------------------------------------

                                                                                                 $ 417,933
-----------------------------------------------------------------------------------------------------------

                     See accompanying notes to condensed financial statements.

                                           WEST INDIES SUGAR CORPORATION

                                      CONDENSED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)

                                                             Three months ended                Nine months ended
                                                                 June 30,                          June 30,
                                                            1997           1996               1997            1996
-------------------------------------------------------------------------------------------------------------------
Interest income                                         $  4,312       $  6,968          $  14,543        $ 21,423
Other                                                         --         14,090                 --          14,090
-------------------------------------------------------------------------------------------------------------------

Total income                                               4,312         21,058             14,543          35,513
-------------------------------------------------------------------------------------------------------------------

Consulting and professional fees                          36,847         53,236            131,543          85,804
General and administrative expenses                        3,090          2,187              7,661           8,952
-------------------------------------------------------------------------------------------------------------------

Total expenses                                            39,937         55,423            139,204          94,756
-------------------------------------------------------------------------------------------------------------------

NET LOSS BEFORE INCOME TAXES BENEFIT                     (35,625)       (34,365)          (124,661)        (59,243)
Income Taxes Benefit                                          --          1,024                 --           4,470
-------------------------------------------------------------------------------------------------------------------

NET LOSS                                                $(35,625)      $(33,341)         $(124,661)       $(54,773)
-------------------------------------------------------------------------------------------------------------------

Weighted average number of common
 shares outstanding                                      550,014        550,014            550,014         550,014
-------------------------------------------------------------------------------------------------------------------

Net loss per common share                               $   (.06)      $   (.06)         $    (.23)       $   (.10)
-------------------------------------------------------------------------------------------------------------------

                     See accompanying notes to condensed financial statements.

                                           WEST INDIES SUGAR CORPORATION

                            CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               (UNAUDITED)

                                                          Common Stock                 Retained                Total
                                                   -------------------------           Earnings        Stockholders'
                                                    Shares            Amount          (Deficit)               Equity
---------------------------------------------------------------------------------------------------------------------
Balance at October 1, 1996                         550,014          $550,014          $ (38,652)           $ 511,362

Net (loss)                                               -                 -           (124,661)            (124,661)
---------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1997                           550,014          $550,014          $(163,313)           $ 386,701
---------------------------------------------------------------------------------------------------------------------

                     See accompanying notes to condensed financial statements.

                                           WEST INDIES SUGAR CORPORATION

                                      CONDENSED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)

Nine months ended June 30,                                                    1997          1996
--------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
     NET LOSS                                                            $(124,661)      $(54,773)

Adjustments to reconcile net (loss) to cash flows
  used in operating activities:
         Decrease (increase) in other current assets                         5,836         (5,274)
         (Decrease) increase in accounts payable and
          accrued expenses                                                 (13,836)        20,289
         Decrease in income taxes payable                                  (28,604)             -
---------------------------------------------------------------------------------------------------

Net cash used in operating activities                                     (161,265)       (39,758)
---------------------------------------------------------------------------------------------------

Net decrease in cash                                                      (161,265)       (39,758)

Cash and other short term investments,
     beginning of period                                                   576,405        669,666
---------------------------------------------------------------------------------------------------

Cash and other short term investments, end of period                     $ 415,140       $629,908
---------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES:

     Cash paid for interest                                              $   9,841       $      -

     Cash paid for taxes                                                 $  28,604       $      -

                     See accompanying notes to condensed financial statements.

                                           WEST INDIES SUGAR CORPORATION

                                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                (UNAUDITED)

1.  BASIS OF        The accompanying unaudited condensed financial statements
    PRESENTATION    have been prepared in accordance with generally accepted
                    accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended
                    June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.
                    For further information, refer to the financial statements and footnotes thereto included in the Company's Annual
                    Report on Form 10-KSB for the year ended September 30, 1996.

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

\

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