Form 10KSB40
period 1997-09-30
WEST INDIES SUGAR CORP
filed 1998-01-13
CIK 105815

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              -------------------

                                  FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1997

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

         State Issuer's revenues for the fiscal year ended September 30, 1997:

                                    $         18,509
                                     -------------------------


         There is no active market for the Issuer's voting stock and, accordingly, no ability to calculate any value for the voting stock of non-affiliates.

         State the number of shares outstanding of each of the Issuer's classes of common stock:

           Class                                         Number of Shares
           -----                                         ----------------
 Common Stock, $1 par value                                   550,014
 (Partial Liquidation Certificates)

 Transitional Small Business Disclosure Format

                          Yes                              No    X
                             ---------                        ----------

                               TABLE OF CONTENTS

         Item                                                              Page

PART I

         1.   Description of Business                                         4

         2.   Description of Properties                                       9

         3.   Legal Proceedings                                               9

         4.   Submission of Matters to a Vote of Security Holders             9

PART II

         5.   Market for Common Equity and Related Stockholder Matters       10

         6.   Management's Discussion and Analysis or Plan of Operations     10

         7.   Financial Statements                                           11

         8.   Changes in and Disagreements with Accountants on Accounting    11
              and Financial Disclosure.

PART III

         9.   Directors, Executive Officers, Promoters and Control           11
              Persons; Compliance with Section 16(a) of the
              Exchange Act

         10.  Executive Compensation                                         14

         11.  Security Ownership of Certain Beneficial Owners and            16
              Management

         12.  Certain Relationships and Related Transactions                 17

PART IV

         13.  Exhibits, List and reports on form 8-K                         17

SIGNATURES                                                                   18

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                           20

FINANCIAL STATEMENTS                                                         21

EXHIBIT INDEX                                                                31

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

         The Company's business in Cuba was materially and adversely affected by developments stemming from the Cuban Revolution which culminated in the coming to power of Fidel Castro Ruiz. Commencing in 1959 and throughout 1960, the new revolutionary government of Cuba, principally through its "National Institute of Agrarian Reform" ("INRA"), began systematically to intervene, appropriate, nationalize or otherwise expropriate the properties of the Company's Cuban subsidiaries. Officers and agents of the subsidiaries filed protests and took such other steps, including the initiation of legal action, as they believed were allowed by Cuban law against these activities.

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

         To the best of the Company's knowledge, no appraisers were ever appointed and the Cuban government never complied with its own legislation. No special payment fund was ever established, as relations between the United States and Cuba soon deteriorated to the point where virtually no commerce was carried on between the two countries. As a result, since the time of the compulsory expropriation of the Company's Cuban subsidiaries, neither the Company nor any subsidiary has received any payment, nor tender of payment, for the properties. The Company believes that the 1960 nationalization legislation, in the form enacted and to the extent implemented, amounted in substance to a sham and did not provide fair and adequate compensation for the taking. The Company does not believe that payment for valuable property rights purportedly taken by eminent domain can be made contingent on arbitrary events controlled by the entity doing the taking. Therefore, the Company believes that its Cuban properties were confiscated in flagrant violation of settled principles of international law. As a result, it is the Company's position that neither the Cuban state nor anyone claiming through the Cuban state can have any lawful title to the properties, unless and until the Company is properly compensated for them.

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

         Based on the FCSC award and the passage of more than 37 years since the incurrence of the loss, the Company's claim to date, including simple interest, amounts to approximately $275 million.

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

         In 1996, the United States Congress passed, and President Clinton signed, the Cuban Liberty and Solidarity Act of 1996, popularly known as the Helms-Burton Bill or "Libertad". Among other things, this statute sought to confer on United States nationals who were claimants against Cuba for expropriated property certain rights to recover up to treble damages (plus interest) from persons defined in the law as "traffickers" in such property. Recoveries were to be effected through the use of legal proceedings in United States federal courts. While the underlying policy of Helms-Burton was to accelerate a change to a transition government in Cuba, Title III of the law created, for the first time since the 1960 expropriations, a private right of action for American nationals to obtain monetary value for their claims by authorizing lawsuits against private parties who were deemed to be dealing in stolen property. Under Title III, the Company, as a "certified" claimant with a claim passed on by the FCSC, would also be afforded certain procedural advantages, such as priority in the initiation of an action, no new burden of proof as to valuing the claim, and the FCSC decision as sufficient public notice to traffickers of the Company's claim to title to the properties. Given the widespread expropriation of American property and the significance of certified claims, the law was expected to have a chilling effect on foreign investment in the Cuban economy and thus accelerate the transition to a democratic form of government in Cuba. The statute does not forbid foreign nationals to trade with Cuba. However, it does put them on notice that if they deal with property stolen from American nationals they can be sued for damages.

         The implementation of Helms Burton has been opposed by other countries, most vociferously by those whose nationals are believed to be dealing in the stolen property. As enacted, the legislation allows the effectiveness of the Title III right of action provisions to be suspended by the President indefinitely for six month periods at a time, which suspension right the President has exercised several times in apparent deference to principal US trading partners. As a result of the continued suspensions, the Company cannot predict whether the Title III provisions will ever become effective. Moreover, if they do become effective and actions are brought, it is likely, in cases such as these, that certain aspects of the law will be challenged and that resolution of asserted claims will take a protracted period of time. Finally, the Company does not have direct knowledge as to who, if anyone, subject to the jurisdiction of the US may be trafficking (as defined by the law) in the expropriated property of the Company's Cuban subsidiaries. The Company believes that such knowledge can best be obtained from additional investigation, which likely would include an on-site inspection of its former operating properties in Cuba. In seeking to conduct any such investigation, the Company may not be able to gain access to the necessary sites and it may not be able to obtain records necessary to support trafficking claims.

         Management believes that, in light of the Libertad statute, it will be necessary to determine whether the Company should be prepared to bring an action against persons found to be trafficking in the Company's property. If such action is deemed best to recover value for stockholders, the Company may prepare to take such action. Management also believes that, whether or not connected with Libertad, due consideration must be given to other courses of action leading to some settlement of the Company's claim. The object of such consideration and any resulting course of action would be to return value to the Company's stockholders.

         According to provisions of the economic sanctions affecting United States nationals, it is unlawful to conduct business, directly or indirectly, with Cuba without a license. Licenses are issued on a case by case basis by the Office of Foreign Assets Control ("OFAC") of the United States Treasury Department. Prior to Title III of Libertad, the binding settlement of an expropriation claim by a United States national could be construed as conducting business with Cuba. Title III (which remains suspended by Presidential order) contains an explicit provision which makes it clear that the prosecution (and presumably the binding settlement) of a claim requires no license. Thus, the authority of United States nationals to reach binding settlements of their claims, especially where Cuban property interests are concerned, remains unclear. However, in 1997 at least one United States national with a certified claim accepted payments, in the nature of a limited release from Helms Burton liability, from a foreign entity seeking to implement a venture involving the claimant's expropriated Cuban assets. The Company understands that the arrangement received a license from OFAC.

          Pending resolution of the Title III provision, the Company similarly intends to explore the possible settlement of its claim with any interested parties, including without limitation foreign nationals seeking to make Cuban investments or Cuban governmental entities, which it deems to have reasonable prospects of realizing value for the Company's stockholders. Thus far, the

Company has had some preliminary indications of interest, but no negotiations, and it cannot be predicted whether it will have any such negotiations, or, if it does, what will be their outcome. In the event that the prosecution of the Company's claim or any related settlement discussions so require, the Company may seek to obtain such licenses as it can from United States authorities as would facilitate its efforts. The Company is not able to predict at this time, if any such license were applied for, what would be the outcome of such application. The failure to obtain a license under circumstances where the United States otherwise would claim that a binding settlement violated the embargo regulations could materially and adversely affect the Company's ability to obtain value for stockholders.

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

ITEM 3.  LEGAL PROCEEDINGS.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There have been no matters submitted to a vote of the Registrant's security holders for a number of years. The Registrant is in the process of bringing current its required filings with the Securities and Exchange Commission. After the filing of this Annual Report on Form 10-KSB, the Registrant intends, as promptly as practicable, to take such stockholder action as it deems advisable to reconstitute its Board of Directors, and to consider such amendments to its constituent instruments (its Certificate of Incorporation and By-laws) as the Board of Directors recommends.

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

         No dividends have been paid by the Registrant since its stockholders approved a Plan of Complete Liquidation in 1960. All remaining assets have been reserved for pursuit of the Registrant's claim arising from the expropriation and the orderly liquidation of its affairs. As a result, the Registrant does not expect to pay dividends or make similar payments to stockholders, except in connection with its liquidation or other payment resulting from obtaining value on its Cuban claim. However, the Registrant has no contractual restrictions on its ability to pay dividends.

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

         None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The Registrant's Certificate of Incorporation calls for it to be managed by a Board of Directors consisting of such number of directors as are fixed in the By-laws from time to time, but in no event less than five directors. At the time of the approval by the Registrant's stockholders of its liquidation in 1960, the number of directors had been fixed at eight. Since it has been many years since the Registrant has held a meeting of stockholders for the purpose of electing directors, at the present time, the Board of Directors consists of only one individual as shown below. As soon as practicable the Registrant intends to call upon its stockholders for the purpose, among other things, of electing a reconstituted Board of Directors. Such Board of Directors is likely to be of a more compact size than the body prescribed by the Registrant's Certificate of Incorporation as in effect prior to its cessation of any active business. Such stockholder action may also include additional changes to the Registrant's Certificate of Incorporation in order to reflect changes in Delaware law and the current nature of the Registrant after the 37 years since its properties were expropriated.

         The table below shows the Registrant's current director and its executive officers, all the latter of whom have been elected to serve at the pleasure of the Board of Directors and until the next meeting of the Registrant's stockholders, and provides certain information concerning those persons.

                                 PRINCIPAL OCCUPATION/
NAME & POSITION        AGE               EMPLOYMENT
---------------        ---               ----------

Elliot H. Stein        79        Investment executive, Chairman,
                                 Emeritus, Stifel Financial Corp, for more than the past five years; director of the Registrant for more than the past five years;
                                 Chairman of the Registrant since 1995;
                                 director of D& K Wholesale Drug

Wendy Norris           36        1986 to 1991, executrix of Estate of
                                 Bruce Norris; 1991 to present, trustee
                                 of testamentary trust of Bruce Norris;
                                 1995 to present, President of the Registrant.

Roger Trombino         58        Business consultant; 1992 to
                                 present, director of Affiliated,Inc., a
                                 software development/publishing firm;
                                 1995 to present, Executive Vice
                                 President of the Registrant; 1996 to
                                 present, Vice President & Treasurer of
                                 Independent Purchasing Cooperative,
                                 Inc., a Subway franchisee-owned organization

Steven L. Risi         42              1988 to present, Chief Financial Officer
                                       of Risi Holdings Group, an investment
                                       company; 1995 to present, Treasurer of
                                       the Registrant; 1996 to present,
                                       director of Nashville Country Club,
                                       Inc., a publicly traded entertainment
                                       company.

James A. Testa         49              Attorney; Partner, Testa & Monfried,
                                       Princeton, NJ, April 1997 to present;
                                       Shareholder, Buchanan Ingersoll,
                                       Princeton, NJ, October 1994 to
                                       April 1997; Partner, Willkie Farr &
                                       Gallagher, New York prior to March 1994;
                                       Secretary of the Registrant for more
                                       than the last five years.

         The Registrant is filing this report pursuant to Section 15(d) of the Exchange Act. The Registrant is required to file reports pursuant to that section because of an undertaking contained in a registration statement filed under the Securities Act of 1933. The Registrant's duty to file such reports would be suspended for any fiscal year at the beginning of which it had less than 300 stockholders of record. Because of a substantial number of very small stockholdings by individuals, however, the Registrant consistently has been owned by more than 300 stockholders of record. Although it has minimal assets (excepting its claim against Cuba) and believes that such assets, together with its number of stockholders, would not require it to register its securities and report initially as a public company under Section 12(g) of the Exchange Act (where the test is at least $1.0 million in assets and not less than 500 record stockholders), nevertheless, the Registrant believes its Section 15(d) undertaking remains operative.

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
                                                      Other Annual
                                                     Compensation ($)
--------------------------------------------------------------------------------

Wendy Norris, President and         1997                 -0-
Chief Executive Officer (2)         1996                 -0-
                                    1995                 -0-

Elliot H. Stein, Chairman           1997                 -0-
                                    1996                 -0-
                                    1995                 -0-

Roger Trombino, Executive Vice      1997               55,750
President (2)                       1996               39,000 (3)
                                    1995                 -0-

Steven L. Risi, Treasurer (2)       1997               55,968
                                    1996               33,900 (3)
                                    1995                 -0-
--------------------------------------------------------------------------------

(1) Pursuant to regulations of the Securities and Exchange Commission, certain columns in the form of Summary Compensation Table which are not applicable have been omitted.

(2) Ms. Norris, Mr. Trombino and Mr. Risi were elected to their respective positions in 1995.

(3) Prior to September 1, 1997, Messrs. Trombino and Risi were remunerated through consulting fees based on time spent in pursuit of the Company's business. Effective September, 1997, the Company entered into consulting agreements with Messrs. Trombino and Risi, terminable by either party on 30 days notice, providing compensation to each at the rate of $4,000 per month.

          The Registrant has no other benefit or remuneration plans or programs in effect at the present time. It has no other contracts in effect with any of the named executives.

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

         The Registrant has one director comprising its entire Board of Directors and, accordingly, no compensation committee. Given the nature of the Registrant's status, i.e. in liquidation since 1960, and its resources, i.e. all remaining liquid assets appropriated for the expenses of liquidation and prosecution of the claim against the Cuban government, the Board of Directors has not established policies relating to compensating the chief executive officer or any of the other named executives. The Registrant contemplates that, in connection with any reconstitution of its Board of Directors the adoption of policies relating to the remuneration of executives will be reviewed. It is not possible to predict at this time what policies, if any, will be adopted.

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

         (b)  Reports on Form 8-K

              None

                                   SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of January, 1998.

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

SIGNATURE                    TITLE                             DATE
---------                    -----                             ----

/s/ Wendy Norris       President and Chief Executive           January 13, 1998
-----------------      Officer (principal executive officer)

/s/ Elliot Stein       Chairman of the Board;                  January 13, 1998
-----------------      Director


/s/ Steven Risi        Treasurer (principal financial          January 13, 1998
-----------------      and accounting officer)

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of West Indies Sugar Corporation
Miami, Florida

We have audited the accompanying balance sheet of West Indies Sugar Corporation as of September 30, 1997 and the related statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Indies Sugar Corporation, at September 30, 1997 and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.




Miami, Florida
December 15, 1997                                             BDO Seidman, LLP

                                                   WEST INDIES SUGAR CORPORATION


                                                                   BALANCE SHEET

================================================================================

                                                                         1997
September 30,
------------------------------------------------------------------------------
ASSETS

CURRENT
  Cash and cash equivalents                                         $346,180
  Other                                                                2,569
------------------------------------------------------------------------------


Total current assets                                                 348,749
------------------------------------------------------------------------------


                                                                    $348,749
==============================================================================




LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
  Accounts payable and accrued expenses                             $  3,635
------------------------------------------------------------------------------


TOTAL CURRENT LIABILITIES                                              3,635
------------------------------------------------------------------------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock, $1 par; 550,231 shares authorized;
    550,014 shares outstanding                                       550,014
    Deficit                                                         (204,900)
------------------------------------------------------------------------------


TOTAL STOCKHOLDERS' EQUITY                                           345,114
------------------------------------------------------------------------------



                                                                    $348,749
==============================================================================



                                 See accompanying notes to financial statements.

                                                   WEST INDIES SUGAR CORPORATION


                                                        STATEMENTS OF OPERATIONS


================================================================================

                                                  1997                   1996

Years ended September 30,
-------------------------------------------------------------------------------
Interest income                            $    18,509        $        27,962
Other                                                -                 14,090
-------------------------------------------------------------------------------

Total income                                    18,509                 42,052
-------------------------------------------------------------------------------

Consulting and professional fees               177,405                144,195
General and administrative expenses              7,352                 30,190
-------------------------------------------------------------------------------

Total expenses                                 184,757                174,385
-------------------------------------------------------------------------------

NET LOSS BEFORE INCOME TAXES BENEFIT          (166,248)              (132,333)
Income Taxes Benefit                                 -                 (4,470)
-------------------------------------------------------------------------------

NET LOSS                                   $  (166,248)       $      (127,863)
===============================================================================

Weighted average number
  of common shares outstanding                 550,014                550,014
===============================================================================

Net loss per common share                  $    (0.30)        $         (0.23)
===============================================================================



                                 See accompanying notes to financial statements.

                                                   WEST INDIES SUGAR CORPORATION

                                              STATEMENTS OF STOCKHOLDERS' EQUITY


===================================================================================================================



                                                               Common Stock              Retained             Total
                                                           --------------------          Earnings     Stockholders'
                                                           Shares        Amount          (Deficit)           Equity
-------------------------------------------------------------------------------------------------------------------
Balance at October 1, 1995                                550,014  $    550,014      $     89,211    $     639,225
Net (loss)                                                      -             -          (127,863)        (127,863)
-------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1996                             550,014  $    550,014      $    (38,652)   $     511,362
-------------------------------------------------------------------------------------------------------------------

Net (loss)                                                      -             -          (166,248)        (166,248)
-------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1997                             550,014  $    550,014      $   (204,900)   $     345,114
===================================================================================================================


                                 See accompanying notes to financial statements.

                                                   WEST INDIES SUGAR CORPORATION


                                                        STATEMENTS OF CASH FLOWS



=========================================================================================================
                                                                            1997                   1996

Years ended September 30,
---------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  NET LOSS                                                    $         (166,248)       $      (127,863)

Adjustments to reconcile net (loss) to cash
  flows used in operating activities:
    Decrease (increase) in other current assets                            6,061                 (4,512)
    (Decrease) increase in accounts payable
        and accrued expenses                                             (41,434)                39,114
    Decrease in income taxes payable                                     (28,604)                     -
---------------------------------------------------------------------------------------------------------


Net cash used in operating activities                                   (230,225)               (93,261)
---------------------------------------------------------------------------------------------------------


Net decrease in cash                                                    (230,225)               (93,261)
Cash and other short term investments,
  beginning of period                                                    576,405                669,666
---------------------------------------------------------------------------------------------------------


Cash and cash equivalents, end of period                      $          346,180        $       576,405
=========================================================================================================


SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                                      $            9,841        $             -

  Cash paid for taxes                                         $           37,743        $             -


                                 See accompanying notes to financial statements.

]

                                                   WEST INDIES SUGAR CORPORATION


                                                   NOTES TO FINANCIAL STATEMENTS


================================================================================



1.  SUMMARY OF      Organization and Business
    SIGNIFICANT
    ACCOUNTING      The Company was organized in Delaware in 1932 and has been
    POLICIES        inactive since 1960. (See Note 3). In February 1960, the
                    stockholders of the Company approved a plan of complete liquidation of the Company.

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

                    Cash and Cash Equivalents

                    The Company considers all short-term investments with an initial maturity of three months or less to be cash equivalents.

                    Net Loss Per Common Share

                    Net loss per common share is based on the weighted average number of shares of common stock outstanding.

                    Future Accounting Pronouncements

                    In February 1997 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share". FAS No. 128 simplifies the standards for computing earnings per share ("EPS") previously found in APB No. 15 "Earnings per Share." It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. The Company will adopt FAS No. 128 for its fiscal year ending
                    September 30, 1998 and its

                                                   WEST INDIES SUGAR CORPORATION


                                                   NOTES TO FINANCIAL STATEMENTS


================================================================================



                    implementation is not expected to have a material effect on the financial statements.

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

2.  INCOME TAXES    The Company has available a net operating loss carryforward, totaling approximately $269,000, which expires through the year 2013. This net operating loss would result in a potential deferred tax asset of approximately $100,000.

                    Additionally, the Company has a deferred tax asset of approximately $6.9 million related to the write-down of the Cuban property.

                                                   WEST INDIES SUGAR CORPORATION


                                                   NOTES TO FINANCIAL STATEMENTS


================================================================================


                    The Company has established a valuation allowance against the balance of the deferred tax assets, as realization of the asset is not considered more likely than not.

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

                    The Cuban properties owned by the Company's subsidiaries included approximately 246,000 acres of land composed of cane lands, forests, pastures, farm land and reserve land, all located in the province of Oriente. Interspersed with these lands were towns, small settlements, loading stations, utilities (including water supply systems, roads, electric generating facilities and 300 miles of company-owned standard gauge railroad) dairies, livestock facilities, housing, stores and warehouses. The Company's subsidiaries also owned a full range of vehicles and other equipment necessary for operations, including 32 locomotives, 1,600 pieces of rolling stock, an airplane, and a fleet of automobiles, trucks, farm and heavy machinery.


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

                                                   WEST INDIES SUGAR CORPORATION


                                                   NOTES TO FINANCIAL STATEMENTS


================================================================================


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

                    In July 1960, a law was promulgated by the Cuban Council of Ministers authorizing the President and Prime Minister to order the "nationalization, through expropriation by eminent domain," of property and enterprises of United States nationals. According to the legislation, experts were to be appointed to appraise the expropriated property and payment was to be made in Cuban state bonds. The bonds were to bear interest at not less than 2% per annum and to be amortized over not less than 30 years. Thus, on its face, the legislation seemed to recognize the obligation of the Cuban state to pay a fair price for the Company's property taken for public purposes. However, under the legislation, interest and principal on the bonds were to be payable only from a special fund derived solely from earnings resulting from Cuban sugar sales to the United States in excess of thresholds unilaterally set by the Cuban government. To the extent interest was not earned in any year, it was deemed to be "extinguished." Consistent with a new Cuban Constitution, imposed by the revolutionary government, the legislation removed expropriation cases from the jurisdiction of the Cuban courts, thereby rendering useless the legal actions filed by the Company's subsidiaries against the taking. Finally, in August 1960, acting pursuant to the new law, the President and Prime Minister adopted a resolution which directly ordered the nationalization by the Cuban state of the properties and rights of the Company's Cuban subsidiaries.

                    Since the compulsory expropriation of the Company's Cuban subsidiaries, neither the Company nor any subsidiary has received any payment, nor tender of payment, for the properties. To the best of the Company's knowledge, no appraisals were ever performed by Cuban authorities relating to the expropriated property.

                                                   WEST INDIES SUGAR CORPORATION


                                                   NOTES TO FINANCIAL STATEMENTS


================================================================================


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

                    Following the expropriation of the properties of its nationals, the United States enacted legislation and regulations resulting in an economic embargo of Cuba, which has remained in place, with modifications from time to time, since 1962. In the intervening years, the economic embargo has come to include a broad range of sanctions prohibiting United States nationals from doing business in Cuba. In 1996, after an incident in which the Cuban military downed civilian aircraft approaching Cuba, the United States Congress passed, and the President signed into law, the Cuban Liberty and Democratic Solidarity Act of 1996, popularly known as the Helms-Burton Bill or "LIBERTAD." Among other things, this statute generally confers on United States nationals who were claimants against Cuba for expropriated property certain rights to recover treble damages (plus interest) from "traffickers" in such property, utilizing proceedings in United States federal courts. The provisions of LIBERTAD permitting damage actions against traffickers have been opposed by other countries, primarily those whose nationals are believed to be dealing in the property, and the effectiveness of these provisions has been suspended twice by the President. As the President is afforded the power to suspend the litigation provisions indefinitely for six

                                                   WEST INDIES SUGAR CORPORATION


                                                    NOTE TO FINANCIAL STATEMENTS


================================================================================


                    month periods at a time, the Company cannot predict whether these provisions will ever become effective.

                    As a result of the foregoing, the Company does not believe it would be prudent to assign an estimated value to the investment in its Cuban subsidiaries or to the related claim, and, accordingly, the carrying value thereof has been fully reserved.

4.  FAIR VALUE OF   The Company's financial instruments consist principally of
    FINANCIAL       cash and cash equivalents, other receivables, and current
    INSTRUMENTS     payables. The carrying amount of such financial instruments approximates their estimated fair value as of September 30, 1997. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

5.  COMMITMENTS     Effective September 1, 1997, the Company entered into
    AND             consulting agreements with two of its officers at a rate of
    CONTINGENCIES   $4,000 per month each. The agreement may be terminated by
                    either party on a 30 day notice.

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