Form 10-Q
period 1997-12-31
WEST INDIES SUGAR CORP
filed 1998-02-12
CIK 105815

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  FORM 10-QSB

 X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
---  of 1934

For the quarterly period ended December 31, 1997

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

                                Yes  X     No
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

     Condensed Balanced Sheet at December 31, 1997

     Condensed Statements of Operations for the Three Months Ended December 31, 1997 and 1996

     Condensed Statements of Stockholders' Equity for the Three Months Ended December 31, 1997

     Condensed Statements of Cash Flows for the Three Months Ended December 31, 1997 and 1996

     Notes to Condensed Financial Statements

                                           WEST INDIES SUGAR CORPORATION

                                                 CONDENSED BALANCE SHEET


December 31,                                                      1997
--------------------------------------------------------------------------
ASSETS

CURRENT
     Cash and cash equivalents                                   $ 316,733
     Other                                                           2,315
--------------------------------------------------------------------------
Total current assets                                               319,048
--------------------------------------------------------------------------
                                                                 $ 319,048
--------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
     Accounts payable and accrued expenses                       $  12,330
--------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                           12,330
--------------------------------------------------------------------------

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common stock, $1 par; 550,231 shares authorized;
         550,014 shares outstanding                                550,014
     Deficit                                                      (243,296)
--------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                         306,718
--------------------------------------------------------------------------

                                                                 $ 319,048
--------------------------------------------------------------------------

                      See accompanying notes to condensed financial statements.

                                           WEST INDIES SUGAR CORPORATION

                                      CONDENSED STATEMENTS OF OPERATIONS

Three months ended December 31,                                     1997                1996
-----------------------------------------------------------------------------------------------
Interest income                                                   $  3,536              $5,504
-----------------------------------------------------------------------------------------------

Total income                                                         3,536               5,504
-----------------------------------------------------------------------------------------------

Consulting and professional fees                                    40,723              41,206
General and administrative expenses                                  1,209               3,310
-----------------------------------------------------------------------------------------------

Total expenses                                                      41,932              44,516
-----------------------------------------------------------------------------------------------

NET LOSS                                                          $(38,396)           $(39,012)
-----------------------------------------------------------------------------------------------

Weighted average number of common shares outstanding               550,014             550,014
-----------------------------------------------------------------------------------------------

Net loss per common share                                         $   (.07)           $   (.07)
-----------------------------------------------------------------------------------------------

                     See accompanying notes to condensed financial statements.

                                                  WEST INDIES SUGAR CORPORATION

                                   CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                        Common Stock               Retained                Total
                                                  ------------------------         Earnings        Stockholders'
                                                    Shares        Amount          (Deficit)               Equity
-----------------------------------------------------------------------------------------------------------------
Balance at October 1, 1997                         550,014      $550,014          $(204,900)           $345,114

Net (loss)                                              --            --            (38,396)            (38,396)
-----------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997                       550,014      $550,014          $(243,296)           $306,718
-----------------------------------------------------------------------------------------------------------------

                     See accompanying notes to condensed financial statements.

                                           WEST INDIES SUGAR CORPORATION

                                      CONDENSED STATEMENTS OF CASH FLOWS

Three months ended December 31,                                              1997           1996
-------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
     NET LOSS                                                            $(38,396)      $(39,012)

Adjustments to reconcile net (loss) to cash flows
  used in operating activities:
         Decrease (increase) in other current assets                         (254)         5,250
         (Decrease) increase in accounts payable and
         accrued expenses                                                   8,695        (14,965)
         Decrease in income taxes payable                                      --        (28,604)
-------------------------------------------------------------------------------------------------

Net cash used in operating activities                                     (29,447)       (77,331)
-------------------------------------------------------------------------------------------------

Net decrease in cash                                                      (29,447)       (77,331)

Cash and cash equivalents,
     beginning of period                                                  346,180        576,405
-------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                 $316,733       $499,074
-------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES:

     Cash paid for interest                                                    --       $  9,841

     Cash paid for taxes                                                       --       $ 28,604

                     See accompanying notes to condensed financial statements.

                                           WEST INDIES SUGAR CORPORATION

                                 NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF                 The accompanying unaudited condensed financial
    PRESENTATION             statements have been prepared in accordance with
                             generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
                             (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.
                             For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1997.

2.  SUMMARY OF SIGNIFICANT   Earnings Per Share
    ACCOUNTING POLICIES      ------------------
                             In February 1997, the Financial Accounting
                             Standards Board ("FASB") issued Statement of
                             Financial Accounting Standards No. 128 "Earnings
                             Per Share." FAS No. 128 simplifies the standards for computing earnings per share ("EPS") previously found in APB No. 15 "Earnings Per
                             Share". It replaces the presentation of primary
                             EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted
                             EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. The
                             Company has adopted FAS No. 128 for the three months ended December 31, 1997. The implementation did not have an effect on the current or prior year financial statements.

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

February 12, 1998