Form 10QSB
period 1998-03-31
WEST INDIES SUGAR CORP
filed 1998-04-28
CIK 105815

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  FORM 10-QSB

 X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
---  of 1934

For the quarterly period ended March 31, 1998

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

     Condensed Balance Sheet at March 31, 1998

     Condensed Statements of Operations for the Three Months and Six Months Ended March 31, 1998 and 1997

     Condensed Statements of Stockholders' Equity for the Six Months Ended March 31, 1998

     Statements of Cash Flows for the Six Months Ended March 31, 1998 and 1997

     Notes to Condensed Financial Statements

                                           WEST INDIES SUGAR CORPORATION

                                                 CONDENSED BALANCE SHEET
                                                        (UNAUDITED)

March 31,                                                                                             1998
-----------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
     Cash and cash equivalents                                                                   $ 261,134
     Other                                                                                           1,924
-----------------------------------------------------------------------------------------------------------

Total current assets                                                                               263,058
-----------------------------------------------------------------------------------------------------------
                                                                                                 $ 263,058
-----------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
     Accounts payable and accrued expenses                                                       $   3,588
-----------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                                            3,588
-----------------------------------------------------------------------------------------------------------

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common stock, $1 par; 550,231 shares authorized;
         550,014 shares outstanding                                                                550,014
     Deficit                                                                                      (290,544)
-----------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                                         259,470
-----------------------------------------------------------------------------------------------------------

                                                                                                 $ 263,058
-----------------------------------------------------------------------------------------------------------

                     See accompanying notes to condensed financial statements.

                                           WEST INDIES SUGAR CORPORATION

                                      CONDENSED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

                                                        For the three months ended         For the six months ended
                                                                March 31,                          March 31,
                                                             1998           1997                1998        1997
------------------------------------------------------------------------------------------------------------------
Interest income                                          $  2,833       $  4,727          $  6,369      $ 10,231
------------------------------------------------------------------------------------------------------------------

Total income                                                2,833          4,727             6,369        10,231
------------------------------------------------------------------------------------------------------------------

Consulting and professional fees                           44,659         53,490            85,382        94,696
General and administrative expenses                         5,422          1,261             6,631         4,571
------------------------------------------------------------------------------------------------------------------

Total expenses                                             50,081         54,751            92,013        99,267
------------------------------------------------------------------------------------------------------------------

NET LOSS BEFORE INCOME TAXES                              (47,248)       (50,024)          (85,644)      (89,036)
------------------------------------------------------------------------------------------------------------------

NET LOSS                                                 $(47,248)      $(50,024)         $(85,644)     $(89,036)
------------------------------------------------------------------------------------------------------------------

Weighted average number of
common shares outstanding                                 550,014        550,014           550,014       550,014
------------------------------------------------------------------------------------------------------------------

Net loss per common share                                $   (.09)      $   (.09)         $   (.16)     $   (.16)
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

                                           WEST INDIES SUGAR CORPORATION

                            CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                             (UNAUDITED)

                                                        Common Stock               Retained                 Total
                                                   ----------------------          Earnings         Stockholders'
                                                    Shares        Amount           (Deficit)               Equity
------------------------------------------------------------------------------------------------------------------
Balance at October 1, 1997                         550,014       $550,014          $(204,900)           $ 345,114

Net (loss)                                              --             --            (85,644)             (85,644)
------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1998                          550,014       $550,014          $(290,544)           $(259,470)
------------------------------------------------------------------------------------------------------------------

                     See accompanying notes to condensed financial statements.

                                           WEST INDIES SUGAR CORPORATION

                                      CONDENSED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)

Six months ended March 31,                                              1998             1997
-------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
     NET LOSS                                                          $(85,644)       $ (89,036)

Adjustments to reconcile net (loss) to cash flows
  used in operating activities:
         Decrease (increase) in other current assets                        645            5,593
         (Decrease) increase in accounts payable and
         accrued expenses                                                   (47)         (19,124)
         Decrease in income taxes payable                                    --          (28,604)
---------------------------------------------------------------------------------------------------

Net cash used in operating activities                                   (85,046)        (131,171)
---------------------------------------------------------------------------------------------------

Net decrease in cash                                                    (85,046)        (131,171)

Cash and cash equivalents,
     beginning of period                                                346,180          576,405
---------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                               $261,134        $ 445,234
---------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES:

     Cash paid for interest                                            $     --        $   9,841

     Cash paid for taxes                                               $     --        $  28,604

                     See accompanying notes to condensed financial statements.

                                           WEST INDIES SUGAR CORPORATION

                                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                (UNAUDITED)


1. BASIS OF                   The accompanying unaudited condensed financial
   PRESENTATION               statements have been prepared in accordance with
                              generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
                              (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual
                              Report on Form 10-KSB for the year ended September
                              30, 1997.

2. SUMMARY OF SIGNIFICANT     Earnings Per Share
   ACCOUNTING POLICIES        ------------------
                              In February 1997, the Financial Accounting
                              Standards Board ("FASB") issued Statement of
                              Financial Accounting Standards No. 128 "Earnings
                              Per Share." FAS No. 128 simplifies the standards for computing earnings per share ("EPS") previously found in APB No. 15 "Earnings Per
                              Share". It replaces the presentation of primary
                              EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted
                              EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. The
                              Company has adopted FAS No. 128 for the six months ended March 31, 1998. The implementation did not have an effect on the current or prior year financial statements.

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

April 28, 1998