Form 10QSB
period 1998-06-30
WEST INDIES SUGAR CORP
filed 1998-08-07
CIK 105815

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  FORM 10-QSB

 X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
---  of 1934

For the quarterly period ended June 30, 1998

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


                     9200 S. DADELAND BLVD., MIAMI, FL 33156
                  --------------------------------------------
                    (Address of Principal Executive Offices)


                                 (305) 670-9660
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


                  200 NORTHEAST 2ND DRIVE, HOMESTEAD, FL 33030
                                 --------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


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

     Condensed Balance Sheet at June 30, 1998

     Condensed Statements of Operations for the Three Months and Nine Months ended June 30, 1998 and 1997

     Condensed Statements of Stockholders' Equity for the Nine Months ended June 30, 1998

     Condensed Statements of Cash Flows for the Nine Months ended June 30, 1998 and 1997

     Notes to Condensed Financial Statements

                                           WEST INDIES SUGAR CORPORATION

                                                 CONDENSED BALANCE SHEET
                                                        (UNAUDITED)

June
30,                                                                                                   1998
-----------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
     Cash and cash equivalents                                                                   $ 224,241
     Other                                                                                           1,653
-----------------------------------------------------------------------------------------------------------

Total current assets                                                                               225,894
-----------------------------------------------------------------------------------------------------------

                                                                                                 $ 225,894
-----------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common stock, $1 par; 550,231 shares authorized;
         550,014 shares outstanding                                                             $  550,014
     Deficit                                                                                      (324,120)
-----------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                                         225,894
-----------------------------------------------------------------------------------------------------------

                                                                                                 $ 225,894
-----------------------------------------------------------------------------------------------------------

                     See accompanying notes to condensed financial statements.

                                           WEST INDIES SUGAR CORPORATION

                                      CONDENSED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)

                                                             Three months ended                Nine months ended
                                                                 June 30,                          June 30,
                                                            1997           1998               1997            1998
-------------------------------------------------------------------------------------------------------------------
Interest income                                         $  4,312       $  2,430          $  14,543        $  8,799
-------------------------------------------------------------------------------------------------------------------

Total income                                               4,312          2,430             14,543           8,799
-------------------------------------------------------------------------------------------------------------------

Consulting and professional fees                          36,847         34,961            131,543         120,343
General and administrative expenses                        3,090          1,045              7,661           7,676
-------------------------------------------------------------------------------------------------------------------

Total expenses                                            39,937         36,006            139,204         128,019
-------------------------------------------------------------------------------------------------------------------

NET LOSS BEFORE INCOME TAXES                             (35,625)       (33,576)          (124,661)       (119,220)
-------------------------------------------------------------------------------------------------------------------

NET LOSS                                                $(35,625)      $(33,576)         $(124,661)      $(119,220)
-------------------------------------------------------------------------------------------------------------------

Weighted average number of common
 shares outstanding                                      550,014        550,014            550,014         550,014
-------------------------------------------------------------------------------------------------------------------

Net loss per common share                               $   (.06)      $   (.06)         $    (.23)       $   (.22)
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

                                           WEST INDIES SUGAR CORPORATION

                            CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               (UNAUDITED)

                                                          Common Stock                 Retained                Total
                                                   -------------------------           Earnings        Stockholders'
                                                    Shares            Amount          (Deficit)               Equity
---------------------------------------------------------------------------------------------------------------------
Balance at October 1, 1997                        550,014          $550,014         $ (204,900)           $ 345,114

Net (loss)                                               -                 -            119,220              119,220
---------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1998                           550,014          $550,014          $(324,120)           $ 225,894
---------------------------------------------------------------------------------------------------------------------

                     See accompanying notes to condensed financial statements.

                                           WEST INDIES SUGAR CORPORATION

                                      CONDENSED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)

Nine months ended June 30,                                                    1997          1998
--------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
     NET LOSS                                                            $(124,661)     $(119,220)

Adjustments to reconcile net (loss) to cash flows
  used in operating activities:
         Decrease (increase) in other current assets                         5,836            916
         (Decrease) increase in accounts payable and
          accrued expenses                                                 (13,836)        (3,635)
         Decrease in income taxes payable                                  (28,604)             -
---------------------------------------------------------------------------------------------------

Net cash used in operating activities                                     (161,265)      (121,939)
---------------------------------------------------------------------------------------------------

Net decrease in cash                                                      (161,265)      (121,939)

Cash and other short term investments,
     beginning of period                                                   576,405        346,180
---------------------------------------------------------------------------------------------------

Cash and other short term investments, end of period                     $ 415,140       $224,241
---------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES:

     Cash paid for interest                                              $   9,841       $      -

     Cash paid for taxes                                                 $  28,604       $      -

                     See accompanying notes to condensed financial statements.

                                           WEST INDIES SUGAR CORPORATION

                                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                (UNAUDITED)

1.  BASIS OF        The accompanying unaudited condensed financial statements
    PRESENTATION    have been prepared in accordance with generally accepted
                    accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended
                    June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.
                    For further information, refer to the financial statements and footnotes thereto included in the Company's Annual
                    Report on Form 10-KSB for the year ended September 30, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Registrant's only business relates to carrying out a plan of complete liquidation, which it expects will involve the prosecution and/or settlement of its claim against Cuba for expropriating the Registrant's operating subsidiaries and their property. Since the Registrant has no ongoing operations and its only activities since 1960 have been related to the claim, Management believes that period-to-period differences in financial results are not particularly meaningful, except as a general measurement of the Registrant's financial capability to pursue its claim from existing sources of funds. Because the Registrant essentially remained dormant for many years, it required minimal expenditures to monitor the Cuban claim and administer its affairs. However, due to political and other developments affecting relations with Cuba (which have tended to increase claims settlement prospects), the Registrant's level of activities has increased in recent periods. Consequently, Management believes that the cost of administering the Registrant's affairs is also likely to continue to increase in the near term. To a significant degree, such costs result from the Registrant's continued status as technically a "public" company under the federal securities laws, which require compiling information and filing reports and thereby entail greater compliance costs for professional and other fees. The Registrant's assets capable of being devoted to these ends are limited and have been reduced significantly since 1996. As a result, Management is considering whether other steps may have to be taken, such as incurring debt or seeking additional equity from existing stockholders or outside parties, in order to fund increased expenditures. At this time, Management cannot predict whether any such financing will be necessary or, if it becomes necessary, when that will occur, or on what terms it may be available.

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

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     Effective June 4, 1998, Eliot Stein, who had served as the Registrant's sole director and since 1996 as Chairman of the Board, retired from his positions. Prior to his retirement as sole director, Mr. Stein elected Wendy Norris and James A. Star as directors. Ms. Norris, age 37, is currently serving as President of the Registrant, and Mr. Star, age 37, is currently Vice President-Investments of Henry Crown and Company, a privately owned holding company based in Chicago, IL. Prior to June 1994, Mr. Star was a portfolio manager and investment analyst at Harris Associates, L.P., a Chicago investment advisory firm. At the present time, Ms. Norris and Mr. Star comprise the entire Board of Directors of the Registrant.

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

August 7, 1998