Form 10KSB
period 1998-09-30
WEST INDIES SUGAR CORP
filed 1998-12-30
CIK 105815

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              -------------------

                                  FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1998

                           Commission File No. 1-3172

                         WEST INDIES SUGAR CORPORATION
                         -----------------------------
                 (Name of Small Business Issuer in its Charter)

          Delaware                                      65-0723427
          --------                                      ----------
(State or other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

    9200 Dadeland Blvd., Miami, FL                 33156
----------------------------------------           -----
(Address of Principal Executive Offices)        (Zip Code)

                                 (305) 670-9660
                                 --------------
                (Issuer's Telephone Number, including Area Code)

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

                 Yes:  X                                No:
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

         State Issuer's revenues for the fiscal year ended September 30, 1998:

                                    $         10,774
                                     -------------------------


         There is no active market for the Issuer's voting stock and, accordingly, no ability to calculate any value for the voting stock of non-affiliates.

         State the number of shares outstanding of each of the Issuer's classes of common stock:

           Class                                         Number of Shares
           -----                                         ----------------
 Common Stock, $1 par value                                   550,014
 (Partial Liquidation Certificates)

 Transitional Small Business Disclosure Format

                          Yes                              No    X
                             ---------                        ----------

                               TABLE OF CONTENTS

         Item                                                              Page

PART I

         1.   Description of Business                                         4

         2.   Description of Properties                                       9

         3.   Legal Proceedings                                               9

         4.   Submission of Matters to a Vote of Security Holders             9

PART II

         5.   Market for Common Equity and Related Stockholder Matters       10

         6.   Management's Discussion and Analysis or Plan of Operations     10

         7.   Financial Statements                                           12

         8.   Changes in and Disagreements with Accountants on Accounting    12
              and Financial Disclosure.

PART III

         9.   Directors, Executive Officers, Promoters and Control           12
              Persons; Compliance with Section 16(a) of the
              Exchange Act

         10.  Executive Compensation                                         15

         11.  Security Ownership of Certain Beneficial Owners and            17
              Management

         12.  Certain Relationships and Related Transactions                 18

PART IV

         13.  Exhibits, List and reports on form 8-K                         18

SIGNATURES                                                                   19

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                           21

FINANCIAL STATEMENTS                                                         22

EXHIBIT INDEX                                                                35

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

         The Cuban properties owned by the Company's subsidiaries included approximately 246,000 acres composed of cane land, forests, pastures, farm land and reserve land, all located in Cuba's then eastern most province of Oriente. (In recent years, provincial boundary lines in Cuba have been changed, resulting in substantially all the Company's properties being located in the current provinces of Santiago de Cuba and Holguin.) Interspersed with these lands were towns, small settlements, loading stations, utilities (including water supply systems, roads, electric generating facilities and 300 miles of Company-owned standard gauge railroad), dairies, livestock facilities, a tree nursery, quarries, a hospital, airstrips, maintenance shops, office facilities, housing, stores and warehouses. The Company's subsidiaries also owned a full range of vehicles and other equipment necessary for operations, including 32 locomotives, 1,600 pieces of rolling stock, an airplane, and a fleet of automobiles, trucks, farm and heavy machinery.

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

         To the best of the Company's knowledge, no appraisers were ever appointed and the Cuban government never complied with its own legislation. No special payment fund was ever established, as relations between the United States and Cuba soon deteriorated to the point where virtually no commerce was carried on between the two countries. As a result, since the time of the compulsory expropriation of the Company's Cuban subsidiaries, neither the Company nor any subsidiary has received any payment, nor tender of payment, for the properties. The Company believes that the 1960 nationalization legislation, in the form enacted and to the extent implemented, amounted to a sham and did not provide fair and adequate compensation for the taking. The Company does not believe that payment for valuable property rights purportedly taken by eminent domain can be made contingent on arbitrary events controlled by the entity doing the taking. Therefore, the Company believes that its Cuban properties were confiscated in flagrant violation of settled principles of international law. As a result, it is the Company's position that neither the Cuban state nor anyone claiming through the Cuban state can have any lawful title to the properties, unless and until the Company is properly compensated for them.

         In accordance with the United States International Claims Settlement Act of 1949, the Company, in February 1966, filed with the Foreign Claims Settlement Commission (the "FCSC") established under that act a detailed claim relating to the taking of the Company's properties by the Cuban government. The purpose of that filing was to document from available records the Company's loss by means of a formal submission to a recognized tribunal, and to set a value which would be recognized by the United States government at such time as it might seek to negotiate or otherwise obtain reparations from Cuba on account of claims held by United States nationals resulting from the expropriation. Unlike some other countries, such as Canada where Cuban assets were seized and used to satisfy the claims of those countries' nationals, in general, Cuban assets in the United States were insufficient to satisfy claims of United States private citizens. The Company has never received the benefit of any of its claims being satisfied from Cuban or any other sources. In February 1971, the FCSC issued a decision ultimately certifying the value of the loss suffered by the Company at $ 84.9 million (in 1959 Dollars) and recognizing that interest of 6% should accrue on the loss from August 1960 until settlement. According to the records of the FCSC, the Company believes that its claim is the sixth largest claim of a United States national among 5,911 claims processed by the FCSC.

         Based on the FCSC award and the passage of more than 38 years since the incurrence of the loss, the Company's claim to date, including simple interest, amounts to approximately $278 million.

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

         The implementation of Helms Burton has been opposed by other countries, most vociferously by those whose nationals are believed to be dealing in the stolen property. As enacted, the legislation allows the effectiveness of the Title III right of action provisions to be suspended by the President indefinitely for six month periods at a time, which suspension right the President has exercised continuously in deference to principal US trading partners. As a result of the continued suspensions, the Company cannot predict whether the Title III provisions will ever become effective. Moreover, if they do become effective and actions are brought, it is likely, in cases such as these, that certain aspects of the law will be challenged and that resolution of asserted claims will take a protracted period of time. Finally, the Company does not have direct knowledge as to who, if anyone, subject to the jurisdiction of the US may be trafficking (as defined by the law) in the expropriated property of the Company's Cuban subsidiaries. The Company believes that such knowledge can best be obtained from additional investigation, which likely would include an on-site inspection of its former operating properties in Cuba. In seeking to conduct any such investigation, the Company may not be able to gain access to the necessary sites and it may not be able to obtain records necessary to support trafficking claims.

         In light of the Libertad statute, Management believes the Company should be prepared to bring an action against persons found to be trafficking in the Company's property, if that course of action will recover value for stockholders. Management also believes that, whether or not connected with Libertad, due consideration must be given to other courses of action leading to some settlement of the Company's claim. The object of those efforts would be to return value to the Company's stockholders.

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

          A number of efforts have been made from time to time to review United States policies involving Cuba. Some proponents of these efforts advocate harmonizing trade policies with principal partners, repealing Helms Burton and removing sanctions. During 1998, those efforts intensified. The Company cannot predict whether there will be any significant policy changes while the Castro Regime remains in power, or what effect any such change will have on the Company's claim.

          Pending resolution of Helms Burton and related issues, the Company will also explore the possible settlement of its claim with any interested parties, including without limitation foreign nationals seeking to make Cuban investments or Cuban governmental entities, which it deems to have reasonable prospects of realizing value for the Company's stockholders. Thus far, the

Company has had some preliminary indications of interest, but no negotiations on this subject. In the event that the prosecution of the Company's claim or any related settlement discussions so require, the Company may seek to obtain such licenses as it can from United States authorities as would facilitate its efforts. The Company is not able to predict, if any such license were applied for, what would be the outcome of such application. The failure to obtain a license under circumstances where the United States otherwise would claim that a binding settlement violated the embargo regulations could materially and adversely affect the Company's ability to obtain value for stockholders.

         Due to the more rapid development of events with Cuba in recent years, Management will follow more closely such events as affect the Company's claim. In the past, the Company was inclined to allow United States government agencies, such as the Department of State, to represent its interests as part of a general pattern of settlement of the claims of American nationals against Cuba. However, in view of the long passage of time without results from governmental channels, the increasing activities in the private sector, and the seeming unwillingness of the current US administration to implement effective measures to assist American nationals to recover value on their claims. Management believes that the Company must depend more on its own efforts to prosecute its claim for value, rather than on the efforts of others.

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

ITEM 3.  LEGAL PROCEEDINGS.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There have been no matters submitted to a vote of the Registrant's security holders for a number of years. The Registrant has completed the process of bringing current its required filings with the Securities and Exchange Commission. In 1998, the Registrant took action, as permitted by its by-laws to reconstitute its Board of Directors by electing two new directors to replace its sole director. See Item 9.

The Registrant will consider taking such stockholder action as it deems advisable to further reconstitute its Board of Directors or to consider such amendments to its constituent instruments (its Certificate of Incorporation and By-laws) as the Board of Directors recommends.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The Registrant's only business relates to carrying out a plan of complete liquidation, which it expects will involve the prosecution and/or settlement of its claim against Cuba for expropriating the Registrant's operating subsidiaries and their property. Since the Registrant has no ongoing operations and its only activities since 1960 have been related to the claim, Management believes that period-to-period differences in financial results are not particularly meaningful, except as a general measurement of the Registrant's financial capability to pursue its claim from existing sources of funds. Because the Registrant essentially remained dormant for many years, it required minimal expenditures to monitor the Cuban claim and administer its affairs. However, due to political and other developments affecting relations with Cuba (which have tended to increase claims settlement prospects), the Registrant's level of activities has increased in recent periods. Consequently, Management believes that the cost of administering the Registrant's affairs is also likely to continue to increase in the near term. To a significant degree, such costs result from the Registrant's continued status as technically a "public" company under the federal securities laws, which require compiling information and filing reports and thereby entail greater compliance costs for professional and other fees. The Registrant's assets capable of being devoted to these ends are very limited. As a result, Management is considering whether other steps may have to be taken, such as incurring debt or seeking additional equity from existing stockholders or outside parties, in order to fund increased expenditures. At this time, Management cannot predict whether any such financing will be necessary or, if it becomes necessary, when that will occur, or on what terms it may be available.

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

================================================================================

YEAR 2000 COMPLIANCE

     The Company conducts no operations or business activities, other than pursuing its Cuban claim as part of its liquidation. Accordingly, it has made no expenditures for and plans to make no expenditures for, Year 2000 compliance activities. The Company believes that the scope of its activities is so limited and insensitive to these types of technological issues that Year 2000 compliance measures are immaterial to its business.

RECENT ACCOUNTING PRONOUNCEMENTS

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

     In June 1998, the Financial Accounting Standards Board Issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

Historically, the Company has not entered into derivatives contracts wither to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on August 1, 1999 to affect its financial statements.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The Registrant's Certificate of Incorporation calls for it to be managed by a Board of Directors consisting of such number of directors as are fixed in the By-laws from time to time, but in no event less than five directors. At the time of the approval by the Registrant's stockholders of its liquidation in 1960, the number of directors had been fixed at eight. Since that time, the number of directors had dropped to a sole director, Mr. Elliot Stein, who also served as Chairman of the Board since 1996. Effective June 4, 1998, the Registrant's then sole director elected the two directors shown below and retired from his positions. The Registrant's Board of Directors may elect one or more additional persons to serve on the Board (or may call for stockholder action to do so, or for other purposes). Such stockholder action may also include additional changes to the Registrant's Certificate of Incorporation in order to reflect changes in Delaware law and the current nature of the Registrant after the 38 years since its properties were expropriated.

         The table below shows the Registrant's current directors and its executive officers, all the latter of whom have been elected to serve at the pleasure of the Board of Directors and until the next meeting of the Registrant's stockholders, and provides certain information concerning those persons.

                                 PRINCIPAL OCCUPATION/
NAME & POSITION        AGE               EMPLOYMENT
---------------        ---               ----------

Wendy Norris           37        Director since June 1998; 1986 to 1991,
                                 executrix of Estate of Bruce Norris; 1991 to present, trustee of testamentary trust of Bruce Norris; 1995 to present, President of the Registrant.

James A. Star          37        Director since June 1998; 1994 to present,
                                 Vice President-Investments, Henry Crown and
                                 Company, a privately owned holding Company based in Chicago, IL; prior to 1994, portfolio manager and investment analyst at Harris
                                 Associates, L.P., a Chicago, IL investment advisory firm.

Roger Trombino         59        Business consultant; 1992 to
                                 present, director of Affiliated,Inc., a
                                 software development/publishing firm;
                                 1995 to present, Executive Vice
                                 President of the Registrant; 1996 to
                                 present, Vice President & Treasurer of
                                 Independent Purchasing Cooperative,
                                 Inc., a Subway franchisee-owned organization

Steven L. Risi         43              1988 to present, Chief Financial Officer
                                       of Risi Holdings Group, an investment
                                       company; 1995 to present, Treasurer of
                                       the Registrant; 1996 to present,
                                       director of Nashville Country Club,
                                       Inc., a publicly traded entertainment
                                       company.

James A. Testa         50              Attorney; Partner, Testa & Monfried,
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
                                                      Other Annual
                                                     Compensation ($)
--------------------------------------------------------------------------------

Wendy Norris, President and         1998                 -0-
Chief Executive Officer (2)         1997                 -0-
                                    1996                 -0-

Roger Trombino, Executive Vice      1998              $48,000
President (2)                       1997               55,750
                                    1996               39,000 (3)

Steven L. Risi, Treasurer (2)       1998              $48,000
                                    1997               55,968
                                    1996               33,900 (3)
--------------------------------------------------------------------------------

(1) Pursuant to regulations of the Securities and Exchange Commission, certain columns in the form of Summary Compensation Table which are not applicable have been omitted.

(2) Ms. Norris, Mr. Trombino and Mr. Risi were elected to their respective positions in 1995.

(3) Prior to September 1, 1997, Messrs. Trombino and Risi were remunerated through consulting fees based on time spent in pursuit of the Company's business. Effective September, 1997, the Company entered into consulting agreements with Messrs. Trombino and Risi, terminable by either party on 30 days notice, providing compensation to each at the rate of $4,000 per month. Effective September 1, 1998, the consulting agreements were terminated and Messrs. Trombino and Risi are remunerated through consulting fees at agreed-upon hourly rates (plus expenses) for services as requested by the President of the Registrant.

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

         Until June 1998, the Registrant had one director comprising its entire Board of Directors. Since that time, there have been two directors. Accordingly, there is no compensation committee of the Board of Directors. Given the nature of the Registrant's status, i.e. in liquidation since 1960, and its resources, i.e. all remaining liquid assets appropriated for the expenses of liquidation and prosecution of the claim against the Cuban government, the Board of Directors has not established policies relating to compensating the chief executive officer or any of the other named executives. It is not possible to predict at this time what policies, if any, will be adopted.

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

(3) The Registrant understands that the above trust was established in and is being administered in accordance with the laws of Gibraltar. The property held in the trust includes the outstanding shares of three Panamanian corporations, Sugar Trading & Shipping Company S.A., Memphis Securities Corp. and Pacific Securities Corp., which hold of record 57,051 shares, 23,009 shares and 44,940 shares, respectively. The Registrant understands that the principal beneficiaries of the trust were the two daughters of Julio Lobo, Maria Luisa Lobo and Leonor Lobo de Gonzalez, that the trustee of the trust currently exercises sole investment and voting power over the shares (through its holdings in the Panamanian corporations), and that a proceeding is in progress in Gibraltar to wind up the trust and cause the distribution of its assets to the beneficiaries. The Registrant further understands that the children of Maria Luisa Lobo succeeded to her interest in the trust upon her death in 1998.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

                                    PART IV

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

         (a)  (1) Financial Statements

              REPORT OF INDEPENDENT CERTIFIED PUBLIC
              ACCOUNTANTS                                       21

              Balance Sheet                                     22

              Statements of operations                          23

              Statements of stockholders' equity                24

              Statements of cash flows                          25

              Notes to financial statements                     26

              (2) Financial Statement Schedules

              None

              (3) Exhibits

              The Registrant intends to file any required exhibits when available by amendment to this report.

         (b)  Reports on Form 8-K

              None

                                   SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of December, 1998.

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

SIGNATURE                    TITLE                             DATE
---------                    -----                             ----

/s/ Wendy Norris       President and Chief Executive           December 29, 1998
-----------------      Officer (principal executive officer;
                       Director)

/s/ Steven Risi        Treasurer (principal financial          December 29, 1998
-----------------      and accounting officer)

/s/ James A. Star      Director                                December 29, 1998
-----------------

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of West Indies Sugar Corporation
Miami, Florida


We have audited the accompanying balance sheet of West Indies Sugar Corporation as of September 30, 1998 and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Indies Sugar Corporation, at September 30, 1998 and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.




Miami, Florida
November 13, 1998                                           /S/ BDO Seidman, LLP

                                                       WEST INDIES SUGAR CORPORATION


                                                                       BALANCE SHEET
====================================================================================


September 30,                                                                1998
------------------------------------------------------------------------------------
ASSETS

CURRENT
     Cash and short-term investments                                    $ 196,932
     Other                                                                  1,372
------------------------------------------------------------------------------------

Total current assets                                                      198,304
------------------------------------------------------------------------------------

                                                                        $ 198,304
====================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
     Accounts payable and accrued expenses                              $   3,570
------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                   3,570
------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common stock, $1 par; 550,231 shares authorized;
         550,014 shares outstanding                                       550,014
     Deficit                                                             (355,280)
------------------------------------------------------------------------------------

Total stockholders' equity                                                194,734
------------------------------------------------------------------------------------

                                                                        $ 198,304
====================================================================================

                                See accompanying notes to financial statements.

                                                              WEST INDIES SUGAR CORPORATION


                                                                   STATEMENTS OF OPERATIONS
============================================================================================


Years ended September 30,                                    1998                    1997
--------------------------------------------------------------------------------------------
Interest income                                         $  10,774               $  18,509
--------------------------------------------------------------------------------------------

Consulting and professional fees                          152,214                 177,405
General and administrative expenses                         8,940                   7,352
--------------------------------------------------------------------------------------------

Total expenses                                            161,154                 184,757
--------------------------------------------------------------------------------------------

NET LOSS                                                $(150,380)              $(166,248)
============================================================================================

Weighted average number of common shares outstanding      550,014                 550,014
============================================================================================

Net loss per common share                               $    (.27)              $   (0.30)
============================================================================================


                                See accompanying notes to financial statements.

                                                                               WEST INDIES SUGAR CORPORATION


                                                                          STATEMENTS OF STOCKHOLDERS' EQUITY
===============================================================================================================


                                               Common Stock                                            Total
                                        --------------------------                             Stockholders'
                                         Shares            Amount              Deficit                Equity
---------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996           550,014           $550,014           $ (38,652)           $ 511,362

Net (loss)                                   --                 --            (166,248)            (166,248)
---------------------------------------------------------------------------------------------------------------

Balance at September 30, 1997           550,014           $550,014           $(204,900)           $ 345,114

Net (loss)                                   --                 --            (150,380)            (150,380)
---------------------------------------------------------------------------------------------------------------

Balance at September 30, 1998           550,014           $550,014           $(355,280)           $ 194,734
===============================================================================================================

                                See accompanying notes to financial statements.

                                                                                      WEST INDIES SUGAR CORPORATION


                                                                                           STATEMENTS OF CASH FLOWS
====================================================================================================================


Years ended September 30,                                                            1998                    1997
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
     NET LOSS                                                                   $(150,380)              $(166,248)

Adjustments to reconcile net (loss) to cashflows used in
     operating activities:
         Decrease in other current assets                                           1,197                   6,061
         Decrease in accounts payable and
              accrued expenses                                                        (65)                (41,434)
         Decrease in income taxes payable                                              --                 (28,604)
--------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                            (149,248)               (230,225)
Cash and other short term investments,
     beginning of period                                                          346,180                 576,405
--------------------------------------------------------------------------------------------------------------------

Cash and other short term investments, end of period                            $ 196,932               $ 346,180
====================================================================================================================

SUPPLEMENTAL DISCLOSURES:
     Cash paid for interest                                                     $      --               $   9,841

     Cash paid for taxes                                                        $      --               $  37,743


                                See accompanying notes to financial statements.

                                                  WEST INDIES SUGAR CORPORATION


                                                  NOTES TO FINANCIAL STATEMENTS
================================================================================


1.      SUMMARY OF SIGNIFICANT     Organization and Business
        ACCOUNTING POLICIES        -------------------------

                                   The Company was organized in Delaware in 1932 and has been inactive since 1960. (See Note
                                   3). In February 1960, the stockholders of the Company approved a plan of complete liquidation of the Company.

                                   Preparation of Financial Statements
                                   -----------------------------------

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

                                   Cash and Cash Equivalents
                                   -------------------------

                                   The Company considers all short-term deposits with a maturity of three months or less to be cash equivalents.

                                   Net Loss Per Common Share
                                   -------------------------

                                   Net loss per common share is based on the weighted average number of shares of common stock outstanding.

                                   In February 1997 the Financial Accounting
                                   Standards Board ("FASB") issued Statement of
                                   Financial Accounting Standards No. 128
                                   "Earnings Per Share". FAS No. 128 simplifies the standards for computing earnings per share ("EPS") previously found in APB No. 15 "Earnings per Share" and requires the restatement of all prior periods. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. The Company has adopted FAS No. 128 as of March 1, 1997 and its

                                                  WEST INDIES SUGAR CORPORATION


                                                  NOTES TO FINANCIAL STATEMENTS
================================================================================


                                   implementation did not have an effect on the current or prior year financial statements.

                                   Recent Accounting Pronouncements
                                   --------------------------------

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

                                   In June 1998, the Financial Accounting
                                   Standards Board Issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

                                                  WEST INDIES SUGAR CORPORATION


                                                  NOTES TO FINANCIAL STATEMENTS
================================================================================


                                   Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on August 1, 1999 to affect its financial statements.

                                   Income Taxes
                                   ------------

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


2.      INCOME TAXES               The Company has available a net operating
                                   loss carryforward, totaling approximately
                                   $419,000, which expires through the year
                                   2013. This net operating loss would result in a potential deferred tax asset of approximately $155,000.

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

                                                  WEST INDIES SUGAR CORPORATION


                                                  NOTES TO FINANCIAL STATEMENTS
================================================================================


                                   operated by Altagracia and one, Central
                                   Miranda, was owned and operated by Miranda.
                                   The remaining subsidiaries concentrated on the growing and harvesting of cane and other agricultural products on owned or leased land.

                                   The Cuban properties owned by the Company's subsidiaries included approximately 246,000 acres of land composed of cane lands, forests, pastures, farm land and reserve land, all located in the province of Oriente. (In recent years, provincial boundary lines in Cuba have been changed, resulting in substantially all the Company's properties being located in the current provinces of Santiago de Cuba and Holguin.) Interspersed with these lands were towns, small settlements, loading stations, utilities (including water supply systems, roads, electric generating facilities and 300 miles of company-owned standard gauge railroad) dairies, livestock facilities, housing, stores and warehouses. The Company's subsidiaries also owned a full range of vehicles and other equipment necessary for operations, including 32 locomotives, 1,600 pieces of rolling stock, an airplane, and a fleet of automobiles, trucks, farm and heavy machinery.

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

                                   Commencing in 1959 and throughout 1960, the new revolutionary government of Cuba, principally through its "Natural Institute of Agrarian Reform" ("INRA") whose head was Fidel Castro Ruiz, began systematically to intervene, appropriate, nationalize or otherwise expropriate the properties of the Company's Cuban subsidiaries. Offices and agents of the subsidiaries filed protests and took such other steps, including the initiation of legal action, as they believed were allowed by Cuban law against these activities.

                                                  WEST INDIES SUGAR CORPORATION


                                                  NOTES TO FINANCIAL STATEMENTS
================================================================================


                                   In July 1960, a law was promulgated by the Cuban Council of Ministers authorizing the President and Prime Minister to order the "nationalization, through expropriation by eminent domain," of property and enterprises of United States nationals. According to the legislation, experts were to be appointed to appraise the expropriated property and payment was to be made in Cuban state bonds. The bonds were to bear interest at not less than 2% per annum and to be amortized over not less than 30 years. Thus, on its face, the legislation seemed to recognize the obligation of the Cuban state to pay a fair price for the Company's property taken for public purposes. However, under the legislation, interest and principal on the bonds were made contingent, to be payable only from a special fund derived solely from earnings resulting from future Cuban sugar sales to the United States in excess of thresholds unilaterally set by the Cuban government. To the extent interest was not earned in any year, it was deemed to be "extinguished." Consistent with a new Cuban Constitution, imposed by the revolutionary government, the legislation also removed expropriation cases from the jurisdiction of the Cuban courts, thereby rendering useless the legal actions filed by the Company's subsidiaries against the taking. Finally, in August 1960, acting pursuant to the new law, the President and Prime Minister adopted a resolution which directly and explicitly ordered the nationalization by the Cuban state of the properties and rights of the Company's Cuban subsidiaries.

                                   To the best of the Company's knowledge, no appraisers were ever appointed and the Cuban government never complied with its own legislation. No special payment fund was ever established, as relations between the United States and Cuba soon deteriorated to the point where virtually no commerce was carried on between the two countries. As a result, since the compulsory expropriation of the Company's Cuban subsidiaries, neither the Company nor any subsidiary has received any payment, nor tender of payment, for the properties. The Company believes that the 1960 nationalization legislation, in the form enacted and to the extent implemented, amounted to a sham and did not provide fair and adequate compensation for the taking. The Company does not believe that payment for valuable property rights purportedly taken by eminent domain can be made contingent on arbitrary events controlled by the entity doing the taking. Therefore, the Company believes that its Cuban properties were confiscated in flagrant violation of settled principles of international law. As a result, it is the Company's position that neither the Cuban state nor anyone claiming through the Cuban state can have any lawful title to the properties, unless and until the Company is properly compensated for them.

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

                                                  WEST INDIES SUGAR CORPORATION


                                                  NOTES TO FINANCIAL STATEMENTS
================================================================================


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

                                   Based upon the FCSC award and the passing of nearly 38 years since the incurrance of the loss, the Company's claim to date, including simple interest, amounts to approximately $278 million.

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

                                   The implementation of Helms Burton has been opposed by other countries, most vociferously by those whose nationals are believed to be dealing in the stolen property. As enacted, the legislation allows the effectiveness of the Title III right of action provisions to be suspended by the President indefinitely for six month periods at a time, which suspension right the President has exercised continuously in deference to principal US trading partners. As a result of the continued suspensions, the Company cannot predict whether the Title III provisions will ever become effective. Moreover, if they do become effective and actions are brought, it is likely, in cases such as these, that certain aspects of the law will be challenged and that resolution of asserted claims will take a protracted period of time. Finally, the Company does not have direct knowledge as to who, if anyone, subject to the jurisdiction of the US may be trafficking (as defined by the law) in the expropriated property of the Company's Cuban subsidiaries. The Company believes that such knowledge can best be obtained from additional investigation, which likely would include an on-site inspection of its former operating properties in Cuba. In seeking to conduct any such investigation, the Company may not be able to gain access to the necessary sites and it may not be able to obtain records necessary to support trafficking claims.

                                   In light of the Libertad statute, Management believes the Company should be prepared to bring an action against persons found to be trafficking in the Company's property, if that course of action will recover value for stockholders. Management also believes that, whether or not connected with Libertad, due consideration must be given to other courses of action leading to some settlement of the Company's claim. The object of those efforts would be to return value to the Company's stockholders.

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

                                   A number of efforts have been made from time to time to review United States policies involving Cuba. Some proponents of these efforts advocate harmonizing trade policies with principal partners, repealing Helms Burton and removing sanctions. During 1998, those efforts intensified. The Company cannot predict whether there will be any significant policy changes while the Castro Regime remains in power, or what effect any such change will have on the Company's claim.

                                   Pending resolution of Helms Burton and
                                   related issues, the Company will also explore the possible settlement of its claim with any interested parties, including without limitation foreign nationals seeking to make Cuban investments or Cuban governmental entities, which it deems to have reasonable prospects of realizing value for the Company's stockholders. Thus far, the

                                                  WEST INDIES SUGAR CORPORATION


                                                  NOTES TO FINANCIAL STATEMENTS
================================================================================


                                   Company has had some preliminary indications of interest, but no negotiations on this subject. In the event that the prosecution of the Company's claim or any related settlement discussions so require, the Company may seek to obtain such licenses as it can from United States authorities as would facilitate its efforts. The Company is not able to predict, if any such license were applied for, what would be the outcome of such application. The failure to obtain a license under circumstances where the United States otherwise would claim that a binding settlement violated the embargo regulations could materially and adversely affect the Company's ability to obtain value for stockholders.

                                   Due to the more rapid development of events with Cuba in recent years, Management will follow more closely such events as affect the Company's claim. In the past, the Company was inclined to allow United States government agencies, such as the Department of State, to represent its interests as part of a general pattern of settlement of the claims of American nationals against Cuba. However, in view of the long passage of time without results from governmental channels, the increasing activities in the private sector, and the seeming unwillingness of the current US administration to implement effective measures to assist American nationals to recover value on their claims. Management believes that the Company must depend more on its own efforts to prosecute its claim for value, rather than on the efforts of others.

                                   As a result of the foregoing, the Company does not believe it would be prudent to assign an estimated value to the investment in its Cuban subsidiaries or to the related claim, and, accordingly, the carrying value thereof has been fully reserved.

4.      FAIR VALUE OF FINANCIAL    The Company's financial instruments consist
        INSTRUMENTS                principally of cash and cash equivalents,
                                   other receivables, and current payables. The carrying amount of such financial instruments approximates their estimated fair value as of September 30, 1998. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

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