Form 10QSB
period 1998-12-31
WEST INDIES SUGAR CORP
filed 1999-02-11
CIK 105815

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  FORM 10-QSB

 X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
---  of 1934

For the quarterly period ended December 31, 1998

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


                      9200 DADELAND BLVD., MIAMI, FL 33156
                      ------------------------------------
                    (Address of Principal Executive Offices)


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

     Condensed Balanced Sheet at December 31, 1998

     Condensed Statements of Operations for the Three Months Ended December 31, 1998 and 1997

     Condensed Statements of Stockholders' Equity for the Three Months Ended December 31, 1998

     Condensed Statements of Cash Flows for the Three Months Ended December 31, 1998 and 1997

     Notes to Condensed Financial Statements

                                           WEST INDIES SUGAR CORPORATION

                                                 CONDENSED BALANCE SHEET


December 31,                                                      1998
--------------------------------------------------------------------------
ASSETS

CURRENT
     Cash and cash equivalents                                   $ 181,582
     Other                                                           1,048
--------------------------------------------------------------------------
Total current assets                                               182,630
--------------------------------------------------------------------------
                                                                 $ 182,630
--------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
     Accounts payable and accrued expenses                       $  17,754
--------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                           17,754
--------------------------------------------------------------------------

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common stock, $1 par; 550,231 shares authorized;
         550,014 shares outstanding                                550,014
     Deficit                                                      (385,138)
--------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                         164,876
--------------------------------------------------------------------------

                                                                 $ 182,630
--------------------------------------------------------------------------

                      See accompanying notes to condensed financial statements.

                                           WEST INDIES SUGAR CORPORATION

                                      CONDENSED STATEMENTS OF OPERATIONS

Three months ended December 31,                                     1998               1997
--------------------------------------------------------------------------------------------------
Interest income                                                     $1,576           $  3,536
--------------------------------------------------------------------------------------------------

Total income                                                         1,576              3,536
--------------------------------------------------------------------------------------------------

Consulting and professional fees                                    29,414             40,723
General and administrative expenses                                  2,020              1,209
--------------------------------------------------------------------------------------------------

Total expenses                                                      31,434             41,932
--------------------------------------------------------------------------------------------------

NET LOSS                                                          $(29,858)          $(38,396)
--------------------------------------------------------------------------------------------------

Weighted average number of common shares outstanding               550,014            550,014
--------------------------------------------------------------------------------------------------

Net loss per common share                                         $   (.05)          $   (.07)
--------------------------------------------------------------------------------------------------

                     See accompanying notes to condensed financial statements.

                                                  WEST INDIES SUGAR CORPORATION

                                   CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                        Common Stock               Retained                Total
                                                  ------------------------         Earnings        Stockholders'
                                                    Shares        Amount          (Deficit)               Equity
-----------------------------------------------------------------------------------------------------------------
Balance at October 1, 1998                         550,014      $550,014          $(355,280)           $194,734

Net (loss)                                              --            --            (29,858)            (29,858)
-----------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                       550,014      $550,014          $(385,138)           $164,876
-----------------------------------------------------------------------------------------------------------------

                     See accompanying notes to condensed financial statements.

                                           WEST INDIES SUGAR CORPORATION

                                      CONDENSED STATEMENTS OF CASH FLOWS

Three months ended December 31,                                      1998             1997
----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
     NET LOSS                                                    $(29,858)        $(38,396)

Adjustments to reconcile net (loss) to cash flows
  used in operating activities:
         Decrease in other current assets                             324              254
         Increase in accounts payable and
         accrued expenses                                          14,184            8,695
----------------------------------------------------------------------------------------------

Net cash used in operating activities                             (15,350)         (29,447)
----------------------------------------------------------------------------------------------

Net decrease in cash                                              (15,350)         (29,447)

Cash and cash equivalents,
     beginning of period                                          196,932          346,180
----------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                         $181,582         $316,733
----------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES:

     Cash paid for interest                                      $     --               --

     Cash paid for taxes                                         $     --               --

                     See accompanying notes to condensed financial statements.

                                           WEST INDIES SUGAR CORPORATION

                                 NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF                 The accompanying unaudited condensed financial
    PRESENTATION             statements have been prepared in accordance with
                             generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
                             (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.
                             For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Registrant's only business relates to carrying out a plan of complete liquidation, which it expects will involve the prosecution and/or settlement of its claim against Cuba for expropriating the Registrant's operating subsidiaries and their property. Since the Registrant has no ongoing operations and its only activities since 1960 have been related to the claim, Management believes that period-to-period differences in financial results are not particularly meaningful, except as a general measurement of the Registrant's financial capability to pursue its claim from existing sources of funds. Because the Registrant essentially remained dormant for many years, it required minimal expenditures to monitor the Cuban claim and administer its affairs. However, due to political and other developments affecting relations with Cuba (which have tended to increase claims settlement prospects), the Registrant's level of activities has increased materially in recent periods. Consequently, the cost of administering the Registrant's affairs has also increased substantially. To a significant degree, such costs result from the Registrant's continued status as technically a "public" company under the federal securities laws, which require compiling information and filing reports and thereby entail greater compliance costs for professional and other fees. The Registrant's assets capable of being devoted to these ends are very limited. As a result, Management is considering whether other steps may have to be taken, such as incurring debt or seeking additional equity from existing stockholders or outside parties, in order to fund increased expenditures, or reducing the level of the Registrant's activities further so that its assets are not depleted to the point which it is unable to prosecute its claim. At this time, Management cannot predict whether any such financing will be obtained or what other cost reduction measures will become necessary.

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

February 11, 1999